Form 10-K405
period 1997-01-31
EXIGENT INTERNATIONAL INC
filed 1997-05-01
CIK 1015854

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended January 31, 1997

                        Commission File Number 333-5753

                          Exigent International, Inc.
            (Exact Name of Registrant as Specified in its Charter)

        Delaware                                      59-3379927
(State of Incorporation)                            (IRS Employer
                                                Identification Number)

                 --------------------------------------------

                                1225 Evans Road
                        Melbourne, Florida   32904-2314
                       (Address and telephone number of
                   Registrant's principal executive offices)

                                (407) 723-3999
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
   Title of each class                                     Name of each exchange
         None                                               on which registered

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Shares, $0.01 par value per share
                        Common Stock Purchase Warrants
             (convertible into Common Shares at an exercise price
                              of $3.00 per share)
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___ (as of April 30,1997)
                                               ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value, at April 11, 1997 (based upon the average bid and asked price on such date and including Class A Preferred Shares valued at the same price as the Common Shares), of the voting stock held by nonaffiliates of the registrant was $677,628.

The number of shares outstanding of the registrant's only class of common stock on April 11, 1997 was 3,786,600.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
                 --------------------------------------------

                                     PART I

Item 1.  Business

General
-------

   Exigent International, Inc. ("Exigent Inc." or the "Company") was formed on March 25, 1996 by Software Technology, Inc. ("STI") to acquire and hold all of the issued and outstanding stock of STI. Management of STI and Exigent anticipated that it was advantageous to form a holding company and to use its stock to acquire additional businesses and finance product development with the expectation that a trading market in the stock would develop. On January 30, 1997, Exigent acquired all of the issued and outstanding STI stock in exchange for 3,486,600 Exigent Common Shares and 697,320 Exigent Class A Preferred Shares. Coincidently, Exigent also issued 645,270 Common Stock Purchase Warrants in exchange for STI warrants held by STI shareholders and Joseph Walker & Sons, Inc. ("JWSI"). Upon the completion of the exchange, STI became a wholly owned subsidiary of Exigent. All of Exigent's current business operations are conducted through STI.

   The Company through wholly owned STI provides systems and software engineering services, and develops technical solutions for government and industry. The Company's research and development specializes in command, control and data acquisitions systems for spacecraft constellation development and operations. It provides operational systems that support space based applications including ground station support, test and integration systems, mission tasking systems, operational simulators, launch support systems and data analysis centers supporting space based systems. The Company also develops systems which integrally support space based operations such as flight systems, flight simulators and space communications. In addition to developing and providing systems, the Company provides both related services such as data center operation, training, MIS applications and software engineering, and "commercial-off-the-shelf" (COTS) products for real-time command, control and data acquisition systems such as OS/COMET(TM), a commercially available command and control development and support system.

   Generally, the government contracts specify goals to be reached and estimate the number of hours of work of employees at various levels required to reach the goals. The contract price is based on pre-approved, hourly rates for employees' time with certain pre-approved overhead costs included. If the goals are met in fewer hours, the contract rate is lowered. If it takes more hours than estimated to meet goals, the fee percentage is reduced on a pro rata basis based on cost of actual hours delivered versus the cost of hours estimated in the contract.

   Most of the Company's commercial contracts are "firm fixed price" or time and material agreements. These agreements generally call for a specified set of requirements to be delivered at a negotiated price. With respect to fixed price agreements, if development costs yield a result that is less than fixed price, the Company will make a profit on that contract. If development costs exceed the fixed price, the Company will have a loss on that contract. These types of contracts are typically broken down into a set of milestones with progress payments made at each milestone. These are generally called earned value milestones and are use to benchmark progress, help the customer track status, and provide trigger points for payments.

   Typical customers for products and services are:

   . Various agencies and departments of the U.S. government using satellites for research, communication or defense programs.

   . Telecommunication companies, particularly those focused on low-earth-orbit satellite systems for use by cellular phone services.

   . Aerospace and defense contractors developing computerized weaponry and defense systems employing satellite technology.

   .    Engineering firms.

   .    Foreign agencies controlling airports and airport security and U.S.
        airlines.

   For the fiscal year ending January 31, 1997, approximately 61% of STI's revenues were derived from government contracts. For fiscal year ended January 31, 1996, approximately 51% of STI's revenues were derived from government contracts. See Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the breakdown of government and commercial sales. STI obtained additional government contracts in fiscal year 1997 accounting for the increase in percentage of revenues derived from government contracts. The largest government contracts, representing approximately 26% of the revenues from the government, are with the Naval Research Laboratory ("NRL") Space Systems Division. In addition, Loral Federal Systems (which has been acquired by Lockheed Martin Corporation referred to herein as "Lockheed Martin") and STI, as subcontractor, were awarded a five year contract for COTS software and workstations to upgrade the Global Positioning Systems ("GPS") ground command and control functions. STI is providing its OS/COMET(TM) command and control software and engineering services as part of the GPS contract. GPS's 24 satellites provide worldwide navigation data for military and civilian aircraft, spacecraft and land and marine applications. The new system will replace a slower mainframe-based system and legacy software which has become costly to maintain.

   STI has several contracts with NRL. Its largest contract with NRL relates to space systems applications and operations and was renewed in January of 1995. It provides for services to be initially performed over two base years with three one-year options with total estimated costs of $23,414,154 and a fixed fee of $1,788,443. As of January 31, 1997, the first option had been exercised and STI had received costs and fees in the aggregate of $12,051,728 under the contract. Each of the one-year options provides for payments of approximately $4,700,000 in costs and $359,000 in fees. The Lockheed Martin contract relates to a U.S. Air Force GPS project and began in August of 1995 and continues through September 30, 2000 unless modified by Lockheed Martin. STI received $3,133,871 under the contract for the year ending January 31, 1997 with a backlog at that time of approximately $1,913,059.

   The bulk of STI's remaining revenues came from two commercial customers with most of such revenues, approximately 34% of STI's total revenues for the year ending January 31, 1997, coming from its contract with Motorola/1/, Inc. to provide the ground software for the IRIDIUM(R)/2/ program (currently believed to be the largest commercial space program) which will control interconnected low earth orbit satellites to provide communication worldwide using hand-held wireless telephones.

   STI has various contracts with Motorola, some of which are fixed price contracts and some of which are time and materials contracts. Most of the revenues from Motorola in the past three years were received under an agreement executed in February of 1994 under which STI agreed to provide Motorola with satellite and ground control software for the system control segment of the IRIDIUM communications system. STI expects to receive payments under the contract through the early part of 1999; however, warranty and other obligations continue through December 2002. As of January 31, 1997, STI had received approximately $26,250,000 from Motorola under this and other contracts some of which have been completed. The backlog as of January 31, 1997 for Motorola was $2,754,603.

   STI also receives a significant amount of its revenues from Allied Signal Technical Services Corporation ("Allied") under various purchase orders. It has received approximately $1,791,466 from Allied during the fiscal year ending January 31, 1997 and approximately $3,755,942 in backlog remains under existing purchase orders.

   In 1992, STI was largely dependent on NRL for its source of revenues with approximately 80% of its revenues originating from that customer. At that time, management made a concerted effort to begin diversifying STI's customer base using its OS/COMET(TM) product. Since that time, contracts with Motorola and Lockheed Martin for the IRIDIUM and GPS satellite systems respectively are evidence of success in diversification. Management is working on developing international business in the satellite and airport security industries which should increase diversification at a more rapid rate. Management also believes that the ability to make acquisitions using publicly traded stock will allow it to enhance its technical capabilities through acquisitions and pursue customers requiring solutions beyond STI's current existing capabilities. Acquisitions would also bring an immediate benefit of additional customers and market share resulting in further diversification.

   STI has expertise in the following areas:

        .    Real-time Space Systems
        .    Satellite Ground Stations
        .    Command and Control
        .    Satellite Simulators
        .    Process Automation
        .    Test and Data Systems

--------------------
/1/  Motorola is a registered trademark of Motorola, Inc.
/2/  IRIDIUM(R) is a registered trademark and service mark of Iridium, Inc.

               .   Networks and Systems Integration
               .   Professional Training

STI has played a prominent role in Navy, NASA, Air Force and BMDO space programs since 1978. STI has also provided systems solutions to major corporations including Lockheed Martin Corporation, Loral, Motorola, Rockwell, GE Astro Space, Allied Field Engineering, Harris and Perot Systems.

   STI's experience includes providing ground, flight and test support to the NRL Space System Division on advanced research and development and mission critical systems, including the advanced control system software, for NRL's state-of-the-art ground stations; the OSSE experiment software for NASA's Compton Gamma Ray Observatory; software engineering systems, management and analysis to develop a nationwide network for Perot Systems; X Window graphical user interfaces for the AT&T Telstar 4 and NASA Mars Observer SSTI satellite checkout stations for GE Astro Space; and data acquisition and control software used worldwide in the power control centers of electric utility, transportation and oil companies for Harris Controls Division.

   In addition to developing, marketing and supporting certain products, STI provides engineering and training services such as: system engineering to assist in defining and specifying quantifiable, testable system requirements; software engineering to improve software quality and productivity supported by formal review, configuration control and audits by the STI quality assurance and configuration management staff; integration and testing services for black box level through system integration and final acceptance test according to Department of Defense and industry standards; systems management in distributed computing systems and information networks; and professional training services including hands-on and interactive multi-media, computer-based training.

   STI is a charter member of the Software Engineering Institute's Industry Affiliates Program and applies the SEI's software quality program.

Products

   The high technology business today requires a product oriented emphasis to market custom systems. Satellite software systems and airport security systems are both large applications that require customization to suit particular customer requirements. These systems can only be produced cost effectively, quickly and reliably if they are based on proven designs that reuse components or products. Software intensive applications benefit from economics of scale, not only through cost reduction (by amortizing development costs), but by reusing components that have proven themselves to be reliable through previous developments. Cycle times (speed to market) is also critical, and applications that use 80% to 90% COTS solutions will arrive on the scene faster and at a lower cost. Management believes that by leveraging OS/COMET(TM) based satellite systems and Integrated Management System (ISMS) based airport security systems STI will realize further diversification.

   In addition to providing software engineering, systems engineering, integration and management and professional training services, STI has designed and developed and manufactures and markets certain commercial products. STI owns all of the rights in some of its products while other products were developed by STI under contracts with customers to which products the customer retains certain rights. Descriptions of STI's main commercial products follow.

   OS/COMET(TM). OS/COMET(TM) is a general-purpose, integrated tool set and run-time environment for the development of sophisticated command-and-control software. STI receives approximately 3% of its revenues from the license of, and maintenance agreements relating to, OS/COMET(TM). STI originally developed the OS/COMET(TM) family of software products for the support of satellite ground stations and for spacecraft integration and testing environments. Due to flexibility of design and robust architecture, OS/COMET(TM) software is readily adaptable to virtually any feedback control requirement, such as factory automation or supervisory process control. Currently, STI is developing OS/COMET(TM) prototype applications for the pipeline industry and factory automation. The OS/COMET(TM) systems can be run on any of several inexpensive, POSIX-compliant UNIX(TM) workstations and make extensive use of the X Window System(TM) and the OSF/Motif(TM) graphical user environment standards.

   The OS/COMET(TM) environment, together with user-developed applications and data bases, can be configured to satisfy most requirements for command, control and data monitoring systems. Part of OS/COMET(TM)'s efficiency and popularity is attributable to the elimination of redundancy. When any part of millions of lines of custom software codes or attendant hardware designs developed during past engineering projects may be applicable to new programs, these tested codes and/or designs (also known as objects) may be identified by the user and temporarily integrated into the new program. Using OS/COMET(TM), the objects may be tested by simulation to see if the integration will achieve the desired result. Then the lines of code are appropriately utilized or not. Along the same lines, OS/COMET(TM) enables migration and consolidation of such object and attendant hardware designs as may be useful from any of the predominant engineering platforms to the task at hand. Use of OS/COMET(TM) results in reduction of software development and systems design and integration costs.

   The development of the initial version of the COMET(TM) software was funded by the NRL under contract and the NRL retains certain rights to distribute that version of COMET(TM) within the government. STI retains the exclusive rights to OS/COMET(TM), the derivative version of COMET(TM) which is UNIX based, although STI has agreed to license to the NRL the derivative version, OS/COMET(TM), for their applications at no cost. Other governmental entities which want to use the newer version will be required to pay license fees.

   FotoTag(TM) Airport Passenger/Baggage Reconciliation System. The Company has developed FotoTag, an airport passenger and baggage reconciliation system designed to mitigate terrorist threats and enhance airport and airline operations. The Company receives approximately 0.5% of its revenues from the license of this product. The system works basically as follows: Baggage, including all carry-on items (optional) are bar coded at check-in. Passenger's faces are recorded in the computer and correlated with their baggage and a bar code label is affixed to their boarding pass. Airport or airline security personnel can track passengers and baggage from check-in through boarding by scanning these bar code labels at any location. Baggage handlers, check-in counters, customs, immigration, boarding gates and security checkpoints are able to share data and video images via a high speed network of computers. As passengers approach the boarding gate, the gate agent scans the bar code labels affixed to their boarding pass and carry-on items (optional) with a hand-held or fixed scanner. The gate agent can verify the passenger's identity by comparing it with the image on the computer screen. If carry-on baggage is tagged and a passenger attempts to board the aircraft with carry-on baggage that was not in that passenger's possession at check-in, the system generates an alert. Likewise, if checked baggage is loaded on the aircraft and the corresponding passenger does not board, the system alerts security personnel. The system also informs personnel if a passenger's baggage is not loaded on the plane when the flight is ready to be closed. Most of the current customers of this product are outside of the United States. The Company formed FotoTag, Inc., a Delaware corporation, in March of this year as an operating company to hold, further develop and market FotoTag. FotoTag, Inc. will be a wholly owned subsidiary of Exigent.

   Model 2032 Data Switching Unit. This STI hardware product was developed for use by satellite ground stations. However, the largest market for the product is the telecommunications industry. The data switching unit allows data received to be switched to several devices simultaneously. It is six times faster than existing conventional products. The Company receives approximately 0.5% of its revenues from the sale of the data switching unit.

   Value Added Remarketer License. STI has entered in a remarketer license with SL Corporation pursuant to which STI is entitled to incorporate SL software into derivative products and distribute such products so long as they add functionality to STI's products, are not a commercially acceptable substitute for SL's products, are not competitive as a general purpose tool and do not provide access to programmable libraries. End users must license the copies of the SL software embedded in the derivative products. SL's software is a dynamic graphics engine. STI derives approximately 1% of its revenues from these derivative products.

Research and Development
------------------------

   STI is primarily a professional services company providing research and development ("R&D") for specific projects or tasks under contract to both government and industry. Much of its R&D activities are funded under contracts with government or industry. STI does however fund R&D for development or enhancement of certain products which management believes are commercially marketable. Generally, most of its contract funded R&D relates to satellite command and control, developing systems for the ground and space segments of the aerospace/defense industry and phone systems providers in the telecommunications industry. Often through these projects, STI identifies potential software product offerings for commonly used functions. These concepts are evaluated and, based on estimated costs and commercial sale potential, funded and developed by STI as separate products. The emphasis placed on low cost solutions by STI customers mandates the need for reusable software components and products.

   STI spent $239,986 in fiscal year ending January 31, 1997, and $154,856 and $102,533 respectively for the years ended in 1996 and 1995 on company sponsored R&D. With respect to the commercial development and enhancement of OS/COMET(TM), STI has spent in excess of $2,000,000 over four years. See Business -
Products. This product was initially developed over the course of ten years through contract funded R&D. The cost of developing the high speed data switching unit was approximately $100,000 and of developing FotoTag, the airport security system, approximately $111,406. The latter uses mostly off-the-shelf software.

   Presently, STI's R&D efforts, in addition to contract funded R&D, are focused on enhancing the OS/COMET(TM) product, developing an object oriented data base system to complement OS/COMET(TM) and attempting to penetrate new markets. The proposed OS/COMET(TM) enhancements include improved tools relying heavily on graphics for increased utility and ease of operation. Proposed future R&D projects include continued development of OS/COMET(TM) focusing on applications which target specific opportunities and further development of the airport security system adding additional image recognition capabilities and laser scanning.

   All four of STI's facilities are available for R&D activity. See Properties. Each facility has extensive computer resources and is networked to all other facilities. The following equipment owned by STI is fully engaged for design development tasks:

        .    40 Sun workstations
        .    1 HP 9000 workstation
        .    50 McIntosh computers
        .    30 PC compatible computers
        .    4 Vax computers
        .    20 terminals
        .    Corporate network (Internet)

Marketing
---------

   According to the Aerospace Industries Association of Washington annual review as reported in Space News (December 18, 1995), space related sales within the aerospace/defense industry (including satellite and launch vehicles) for 1995 were $27.0 billion, an increase of 1.4% over 1994 and are expected to be $28.1 billion for 1996. Based upon an informal survey of some of its customers, STI's management believes that approximately 10% of project funds are spent for software development costs. Although the military and civil space agency sectors are shrinking, the commercial sector of the aerospace industry, particularly satellite communications, has been expanding. According to industry studies, there are in excess of 900 satellite missions pending through 2004. Communications satellites make up at least two-thirds of the pending launches of which more than two-thirds of those are proposed commercial launches, by such companies as Hughes, Lockheed-Martin Corporation, Loral, Motorola and TRW.

   Most of the Company's opportunities to bid on contracts for systems development, software engineering or support are derived through solicitation of, or by initiation from, STI's existing customers. STI's solicitation efforts are made through four in-house personnel.

   Prospects for the Company's commercial products such as OS/COMET(TM) and the data switching unit are generated through direct mail solicitation handled by an advertising firm. STI has also recently entered into a joint marketing agreement to market OS/COMET(TM) with a division of Harris Computer Systems Corp. located in Fort Lauderdale, Florida in connection with its sale of Harris Nighthawk computer systems. Approximately one-third of the Nighthawk systems are used by customers for various engineering applications involving telemetry to which OS/COMET(TM) is applicable. In addition, STI advertises in Space News Magazine and participates in various trade shows.

   Prospects for sale of the FotoTag(TM) Airport Passenger/Baggage Reconciliation System are generated through direct contact with airline industry entities and direct mail solicitation handled by an advertising firm.

Backlog
-------

   STI estimates that its backlog orders believed to be firm as of January 31, 1997 and 1996 were $31,571,380 and $46,753,100. Approximately $11,959,666 of the
1997 backlog relates to the unfunded portion of government contracts. STI estimates that 87% of its January 31, 1997 backlog will be completed during the fiscal year which will end on January 31, 1998. This does not include additional revenues anticipated from new contracts.

Competition
-----------

   STI is best known for its development of command and control technology for low earth orbit communication satellite systems. In general, aerospace/defense contractors must obtain or produce this type of software in connection with the manufacture and sale of satellites, but place little emphasis on this relatively small area and often contract with other companies, such as STI, to provide the software. Thus, many of STI's customers are also its competitors and provide, in some circumstances, products which are similar to STI's as well as engaging STI to provide products. In addition, there are not many "independent" competitors because of the expertise involved and the cost of failure. Satellite systems and command and control software are considered "mission critical." Without software that is able to control the satellite, a multi-billion dollar satellite or constellation of satellites could be placed in orbit and be unable to perform to mission specifications.

   STI believes it is one of only three, and the largest of these three, "independent" companies nationwide that derive substantially all of their revenues from development of tracking, telemetry and command and control software related to satellites and satellite ground station support. In addition to its two direct competitors, STI competes with many of the large aerospace/defense contractors which are also often its customers. Companies within the professional services sector of the computer industry are also potential competitors of STI. However, with the exception of IBM through a subsidiary, Federal Systems Company which was sold to Loral Corporation and then to Lockheed-Martin Corporation, STI is not aware of any contracts for development of satellite tracking, telemetry or command and control software awarded to these types of companies. Many computer professional services companies, such as Computer Sciences Corporation, service satellite ground stations with information technologies, such as systems to organize, archive, interpret and analyze telemetered data. These and other computer companies also may compete with some of STI's COTS products.

   STI's two direct competitors which also derive substantially all of their revenue from the development of satellite related software are Integral Systems, Inc. and Talarian Corporation. Integral Systems, Inc. is a 15 year old public company with gross revenues in the $11 million range which has approximately 92 employees. Talarian Corporation is a eight year old privately held company with approximately 50 employees. Customers include ADP, British Telecom, IBM, Lockheed Martin, Loral, MCI, NASA, Nortel, Pacific Bell, PG&E, Platinum Technology, and TRW. Its gross revenues are in excess of $4 million.

     There are eight leading aerospace/defense contractors in the United States that derive revenues from space related sales, most of which have developed tracking, telemetry and command and control software in-house as primary contractors, through sub-contractors and through outsourcing. However, revenues derived from development of such software represent only a minuscule portion of their total revenue. The software is nevertheless essential to their contracts to manufacture satellites. These aerospace/defense contractors are all significantly larger than STI with significantly greater resources. They are GRC International, Harris Corporation, Hughes Electronics Corporation, Lockheed-Martin Corporation, Loral Corporation, Northrop Grumman Corporation, Rockwell International Corporation and TRW, Inc.

Manufacturing
-------------

   In addition to providing software and system development and professional services, STI produces certain computer software and hardware products. Basically, software kits consist of the software license, registration card, documentation and diskettes. A vinyl insert holds the diskettes and a binder organizes the documentation which may include 1,000 or more pages. Each kit is labeled and shrink-wrapped. With the exception of documentation, materials are obtained on an as-needed basis. Two employees can easily produce several kits per day. All of STI's products are high price/low volume; therefore, very little inventory needs to be maintained.

   In order to provide its high speed switch matrix (hardware), STI contracts out the production of the circuit board, purchases components and assembles and tests the product in-house just prior to shipment. This is a high margin very low volume item sold primarily for use in satellite ground stations. STI generally has a 120 day lead-time to deliver the product and, therefore, does not need to keep it in inventory.

   All of the materials used in producing the software kits and the high speed switch matrix are available from a variety of vendors. Thus, STI has not had, and does not expect to have, any problems obtaining competitive prices from suppliers or in effecting quick deliveries.

Employees
---------

   The Company had 291 employees, of which 268 were salaried engineers, on January 31, 1997. Of these employees, approximately 50% work at corporate headquarters in Florida, 35% in the Virginia and Maryland offices in the Washington, D.C. area, 6% in the Arizona office, and 5% at the Colorado office with the remaining 4% working at customer locations or their homes. Approximately 90% work in software development with the remaining 10% in administrative positions.

History
-------

   Exigent was formed as a Delaware corporation in 1996 to acquire all of the issued and outstanding stock of STI. See Business - General. STI, a Florida corporation, was formed in 1978 to take advantage of a subcontract with NRL obtained by four aerospace engineers. The contract was for support of an NRL ground station; the four employees had written the software for the ground station as employees of various large aerospace/defense contractors. This contract established STI's working relationship with NRL which continues to be one of its two largest customers. The expertise and technology acquired through its efforts for NLR enabled STI to pursue related work with other customers including NASA, the Air Force and commercial space companies. The intensive software engineering discipline developed by STI in support of mission critical space systems also enabled STI to diversify into other software related fields such as process control and information systems.

   Out of its experiences over the years and in furtherance of its diversification efforts, STI has been able to identify and develop software products based on commonly occurring requirements in programming for the satellite industry and now offers these as "commercial off-the-shelf" products that complement its aerospace engineering expertise.

   In 1993, Motorola awarded STI a long-term contract to develop most of the software required for its IRIDIUM project which STI believes is the leading technological model for low-earth orbit satellite systems for point-to-point cellular phone communications in the world. It will consist of a constellation of 66 satellites. More recently, in 1995, STI was awarded a $4,000,000 contract to provide satellite systems software for the GPS Group System being developed by Loral Federal Systems. With these contracts, STI has further diversified its business and mitigating its dependency on contracts with NRL.

   FotoTag, Inc., a Delaware corporation, was formed in March 1997 to further develop and market the airport security product.

Item 2.  Properties

   Exigent's and STI's corporate headquarters are located in Melbourne, Florida near the "Space Coast." STI is currently leasing a 29,000 square foot building pursuant to a ten year lease which will expire on December 1, 2005. STI has the right to renew the lease for two additional five year terms and has an option to purchase the property which may be exercised during certain periods prior to the expiration of the fifth year and of the tenth year of the lease. The purchase price is the fair market value of the property determined by appraisal, but in no event less than the outstanding balance on the mortgage.

   In addition to the corporate headquarters, STI leases 15,296 square feet of space in Alexandria, Virginia which lease will expire August 31, 1998 (subject to STI's right to renew for up to two additional one year terms), approximately 2,494 square feet of space in Aurora, Colorado which lease will expire October 31,1999, another 1,935 square feet of space in LaPlata, Maryland which will expire October 14, 1997 (subject to STI's right to renew for up to three additional one year terms) and approximately 2,971 square feet of space in Mesa Arizona.

   The Company believes that, with the new addition to its headquarters, its space needs will be met until through 1997. To meet anticipated growth requirements, the Company has entered into a build-to-suit lease for an additional 16,000 square feet of office space and 14,000 square feet of unfinished space to be constructed adjacent to the existing Melbourne, Florida facility. Due to the nature of the Company's business, there are no special facility issues to consider since software development can be conducted in standard office space and its manufacturing requirements are minuscule and most often handled through sub-contractors.


Item 3.  Legal Proceedings

   There are no material pending legal proceedings to which Exigent or its subsidiaries or their properties are a party, or were a party during the fourth quarter of fiscal 1997.

Item 4.  Submission of Matters to Vote of Security Holders

   No matters were submitted to a vote of security holders of Exigent during the fourth quarter of fiscal 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   There is no established trading market for Exigent's securities at this time; however, trading of Exigent's Common Shares and Common Stock Purchase Warrants is reported on the Electronic Bulletin Board. Reporting did not begin until March 24, 1997.

   The approximate number of holders of Common Shares of Exigent is 1,344 (based upon the number of record holders).

   Exigent paid annual cash dividends of $0.05 and $0.075, respectively, during fiscal years 1996 and 1997. (The amounts stated reflect the reorganization and current capitalization of the Company.) In connection with certain financing, STI is prohibited from declaring or paying dividends in excess of the lesser of 25% of net income or $100,000 without prior approval by the lender. The payment of dividends in fiscal year 1997 was approved by the lender. See note 6 to the financial statements.

   On January 30, 1997, the effective date of a registration statement on form S-1, Exigent issued 3,486,600 Common Shares and 697,320 Class A Preferred Shares to the shareholders of Software Technology, Inc. in exchange for all of such company's issued and outstanding stock. On the same date, Exigent also issued 645,270 Common Stock Purchase Warrants in exchange for all of STI's issued and outstanding warrants. A total of 14 persons received shares and/or warrants in connection with the transaction. Exigent claims exemption from registration under Section 4(2) of the Securities Act of 1933. A portion of the Common Shares and all of the warrants were registered as selling shareholder shares

   Each warrant entitles the holder to purchase one Common Share of Exigent at an exercise price of $3.00 per share for 36 months.

Item 6.   Selected Financial Data

   The selected financial data is that of STI. The pro forma par share figures are calculated based upon the weighted average common shares outstanding, fully diluted, of Exigent giving retroactive effect to the reorganization (see notes to the financial statements for a further description).

                                                           Years Ended January 31
                                                        (Amounts in thousands except
                                                             per share amounts)
                                               1997       1996       1995       1994       1993
                                               ----       ----       ----       ----       ----
Revenues                                     $ 29,936   $ 25,292   $ 19,761   $ 16,761   $ 14,913
   Cost of Sales                              (24,689)   (19,408)   (16,064)   (13,401)   (12,234)

Gross Profit                                    5,247      5,884      3,697      3,360      2,679

   General and Administrative Expenses         (5,344)    (3,841)    (2,539)    (2,511)    (1,805)
   Research and Development Costs                (240)      (155)      (102)      (126)       (84)

Operating Income                                 (337)     1,888      1,056        723        790
   Total Other Income (Expense)                     1         (1)        20        (13)        20

Income before Taxes                              (336)     1,887      1,076        710        810
   Income Tax Expense                            (150)      (755)      (354)      (216)      (357)

Net Income                                   $   (486)  $  1,132   $    722   $    494   $    453

Income per Pro Forma Weighted Average
   Common Shares, Outstanding - Fully        $  (0.13)  $   0.29   $   0.19   $   0.13   $   0.12
   Diluted

Cash Dividends                               $   (310)  $   (178)  $    (89)  $    (89)  $    (89)

Cash Dividends paid per pro forma
   share outstanding                         $  0.075   $   0.05   $   0.03   $   0.03   $   0.03

                                                           Years Ended January 31
                                                        (Amounts in thousands except
                                                             per share amounts)

                                               1997       1996       1995       1994       1993
                                               ----       ----       ----       ----       ----
Total Assets                                 $ 10,949   $  8,328   $  6,471   $  4,631   $  4,224

Total Long-Term Liabilities                  $    317   $     10   $     17        ---   $      4
   (excluding deferred income taxes)

Total Stockholders' Equity                   $  6,258   $  4,893   $  3,939   $  3,306   $  2,901

Stockholders' Equity Per Pro Forma           $   1.72   $   1.27   $   0.88   $   0.86   $   0.65
   Weighted Common Share, Outstanding -
   Fully Diluted

Dividends Declared Per Pro Forma             $   0.08   $   0.05   $   0.02   $   0.02   $   0.02
   Weighted Average Common Share,
   Outstanding - Fully Diluted

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

   The following is management's discussion and analysis of the Company's (i) consolidated financial condition as of January 31, 1997 compared with the fiscal year ended January 31, 1996, and (ii) consolidated results of operations for the years ended January 31, 1997, 1996 and 1995.

Liquidity
---------

January 31, 1997 compared to January 31, 1996
---------------------------------------------

   As of January 31, 1997 and 1996, the Company's ratio of current assets to current liabilities was consistent at 2.0. As of January 31, 1997, the Company's quick liquidity ratio was 1.7 down from 1.9 for the year ended January 31, 1996. This decrease is due to the $796,000 receivable for income taxes at January 31, 1997. The Company based estimated income taxes on prior year net income, however, taxable income was significantly lower than 1996 and there were $400,000 of additional research and development costs capitalized during fiscal year 1997.

   The Company's cash portfolio (cash and cash equivalents) increased $158,621 at January 31, 1997. The increase is due to: cash provided by operating activities of $1,679,983, cash used in investing activities of $(1,949,728) and cash provided by financing activities of $428,366. The cash provided by operating activities decreased primarily due to an increase in cash paid to suppliers and employees. This decrease is the result of the Company hiring additional employees. The Company's cash portfolio increased $261,444 at January 31, 1996. The increase is due to: cash provided by operating activities of $2,592,895, cash used in investing activities of $(1,247,133) and cash used in financing activities of $(1,084,318). The cash provided by operating activities increased primarily due to an increase in cash received from customers.

   In fiscal year 1997 and 1996 STI acquired $1,382,163 and $1,122,226, respectively, of capital assets compared with $526,512 in 1995. This was due primarily to the increase in the number of the Company's contracts, government and commercial, in fiscal years 1997 and 1996 requiring the purchase of substantial additional computing resources. Capital for equipment purchases is expected to slow for the next two fiscal years as the Company has now modernized and acquired sufficient computer resources for expected operations. In fiscal year 1997 and 1996, the Company also spent $556,167 and $161,785 in capitalized research and development costs to develop our new products considered to be essential in maintaining a strong market position in the Satellite Command and Control Industry. There were $162,783 of research and development costs capitalized in fiscal year 1995.

   Cash provided by financing activities for fiscal year 1997 was $428,366 of which $800,000 was borrowed to purchase computer equipment and $182,000 was borrowed under a line of credit for operating cash due to the costs incurred for going public. Cash used in financing activities for fiscal year 1996 was $(1,084,318) of which $900,000 was used to pay off the $900,000 borrowed under a line of credit in fiscal year 1995 when cash provided by investing activities was $766,061. Dividends were paid of $0.45, $0.30, and $0.15 ($.075, $.050 and
$.025, giving retroactive effect of stock split) per share in fiscal year 1997, 1996 and 1995 and amounted to $309,549, $177,955 and $127,377, respectively.
Principal payments on long-term debt amounted to $251,335, $6,363 and $6,562 in fiscal year 1997, 1996 and 1995, respectively.

   As of January 31, 1997 and 1996, STI had a line of credit with a bank of $1,800,000. Draws against the line as of January 31, 1997 and 1996 were $182,000 and $0, respectively. General and administrative expenses in fiscal year 1997 were $5,344,211, 39% or $1,503,542 higher than fiscal year 1996 expenses of $3,840,669. This increase resulted mainly from $1,058,951 in public offering costs, $364,155 in additional costs related to marketing and recruiting, and $387,442 in administrative costs due to the hiring of more employees during fiscal year 1997 and a larger overhead pool to allocate. General and administrative expenses in fiscal year 1996 were $3,840,669, 51% or $1,302,002 higher than fiscal year 1995 expenses of $2,538,667. This increase resulted mainly from payment of $637,438 of additional bonuses to employees, additional contributions of $261,046 to the ESOP, increases in advertising spending of $91,713 and in recruiting and marketing expenses of $79,876. Other changes are described in the Financial Statements. Management believes existing cash, funds generated by operations and the available line of credit will be sufficient to meet STI's operating and debt service requirements in fiscal year 1998.

Provision for Income Taxes

   The effective rate for the year ending January 31, 1997 was (44.5)%, down 84.5%, from the fiscal year 1996 effective rate of 40%. This decrease is primarily the result of the public issuance costs incurred during 1997 that are not deductible for federal and state taxes. The notes to Financial Statements describe the differences between the U.S. statutory and effective income tax rates.

Analysis of Operations

Year Ended January 31, 1997 Compared with Years Ended January 31, 1996 and 1995

   Sales for the year ending January 31, 1997 were $29,935,691, up 18% from fiscal year 1996 sales of $25,291,635. The breakdown between government and commercial sales for these periods were as follows:


                          FY 97              FY 96              FY 95
                       -----------        -----------        -----------
Government             $18,233,915   61%  $12,892,121   51%  $13,277,955   67%
Commercial              11,701,776   39%   12,399,514   49%    6,482,645   33%
                       -----------  ----  -----------  ----  -----------  ----
                       $29,935,691  100%  $25,291,635  100%  $19,760,600  100%
                       ===========  ====  ===========  ====  ===========  ====

   These sales reflect a 61% to 39% government to commercial split compared to a 51% to 49% split in fiscal year 1996. Government contract revenue increased due to the Company obtaining a $3,100,000 subcontract with Lockheed-Martin Federal Systems. Commercial revenue decreased due to a change in estimate related to the expected costs and profit associated with the Motorola contract. Fiscal year 1996 sales were 28% higher than fiscal year 1995 sales of $19,760,600 due mainly to obtaining the Motorola contract.

   Gross profit decreased from $5,883,499 (23.3% of sales) to $5,246,847 (17.5% of sales) for the years ended January 31, 1996 and 1997, respectively mainly due to the Company hiring additional employees and consultants necessary to handle the current contracts. Gross profit for fiscal year 1995 was fairly consistent with 1997 at $3,696,993 (18.7% of sales). The chart below shows the gross profit breakdown between government and commercial contracts:


Government                           FY 97          FY 96          FY 95
----------                        ------------   ------------   ------------
    Revenue from services         $ 18,233,915   $ 12,892,121   $ 13,277,955
    Cost of sales                  (14,674,760)   (11,167,741)   (10,894,276)
                                  ------------   ------------   ------------
    Gross profit                  $  3,559,155   $  1,724,380   $  2,383,679
                                  ============   ============   ============
    Gross profit as a % of Sales          19.5%          13.4%          18.0%



Commercial                           FY 97          FY 96          FY 95
----------                        ------------   ------------   ------------
    Revenue from services         $ 11,701,776   $ 12,399,514   $  6,482,645
    Cost of sales                  (10,014,084)    (8,240,395)    (5,169,331)
                                  ------------   ------------   ------------
    Gross profit                  $  1,687,692   $  4,159,119   $  1,313,314
                                  ============   ============   ============
    Gross profit as a % of Sales          14.4%          33.5%          20.3%

   Net income decreased to a loss of $(486,238) (1.6% of sales) in 1997. Management attributes the decrease to the approximately one million of costs incurred for the public offering during the fiscal year. In addition, there was an increase in research and development costs expensed in the current year of $239,986 to develop "OS/COMET" and "FotoTag". Net income rose from $722,210 (3.6% of sales) in 1995 to $1,131,741 (4.5% of sales) in 1996. Management attributes these increases to the Company's successful transition from the defense related industry to commercial operations in a short period of time and a higher margin on commercial fixed price contracts compared to cost plus government contracts.

   Fiscal year 1995 saw STI obtain its first significant commercial contracts from Motorola when it was engaged to provide satellite ground station software for a constellation of satellites that will provide worldwide cellular telephone service. The Motorola contract allowed the Company to leverage its technology into the commercial arena. In fiscal year 1996, STI repeated this feat by winning a contract to provide similar software for the Global Positioning Satellite (GPS) System. With these two contracts, the Company is involved in the two premier satellite endeavors taking place today.

Overview
--------

   The current contract base provides sufficient backlog to maintain the Company through fiscal year 1998. The backlog as of January 31, 1997 for commercial and government contracts was $4,088,593 and $27,482,787, respectively. The Company invested in excess of $2,000,000 over the last 4 years in its premier software product OS/COMET. This investment facilitated the significant contract awards that management believes would have been impossible otherwise. Commitment to maintain support for the product will continue through fiscal year 1998 and is necessary to deliver the services under contract.

   The Company also began development on a new commercial software product FotoTag and has invested approximately $110,000 during fiscal year 1997. Management is committed to support the development of this product which will continue through fiscal year 1998.

   The Company completed expansion of its corporate headquarters in February of 1996 and has already begun the planning for another expansion to the headquarters during fiscal year 1998 to facilitate its increased commercial activity. These increased facility costs should not affect the Company's overhead as these increases were made to accommodate existing needs and not future expansion. The commercial satellite business is projected to continue with strong sales worldwide and is expected to show moderate increases throughout the end of the decade, providing additional opportunities for the Company.

   Demand for software engineers is expected to provide new opportunities for the Company, but will place a premium on the efforts to retain the current work force. This risk will put additional pressure on overall payroll costs, but should be an industry wide phenomenon. Management believes that benefits offered by the Company remain above the level of its competition and should help to stabilize its workforce. Overhead costs for benefits should remain flat and maintain the same percentage of wages for fiscal year 1998. Management believes it is important that the Company not reduce benefits while the software engineer demand remains high. To do so and hold costs stable has been a management challenge and will continue to be so in the near future. Maintaining the Company's comprehensive benefit plan will also facilitate its ability to sustain an effective recruiting campaign.

Item 7A.  Quantitive and Qualitive Disclosures About Market Risk

   Exigent does not have any market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data

                                                                         Page
                                                                         ----
    Independent Auditor's Report - March 26, 1997                         18

    Consolidated Balance Sheets - January 31, 1997 and 1996               19

    Consolidated Statements of Income - For the Years Ended
      January 31, 1997, 1996 and 1995                                     21

    Consolidated Statements of Changes in Stockholders' Equity -
      For the Years Ended January 31, 1997, 1996 and 1995                 22

    Consolidated Statements of Cash Flows - For the Years Ended
      January 31, 1997, 1996 and 1995                                     24

    Notes to Financial Statements - For the Years Ended January 31,
      1997, 1996 and 1995                                                 27

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Exigent International, Inc.

We have audited the accompanying consolidated balance sheets of Exigent International, Inc. (a Delaware corporation) and subsidiary as of January 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended January 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exigent International, Inc. and subsidiary as of January 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended January 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Exigent International Inc. acquired Software Technology, Inc. in a business combination accounted for as a pooling of interest.



Hoyman, Dobson & Company, P.A.
Melbourne, Florida
March 26, 1997

                          EXIGENT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                           JANUARY 31, 1997 AND 1996

                     ASSETS


                                                       January 31,
                                              ----------------------------
                                                  1997            1996
                                              ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                   $    428,705    $    270,084
  Accounts receivable, pledged                   2,909,746       1,451,244
  Costs and estimated earnings
   in excess of billings on uncompleted
   contracts, pledged                            3,836,828       4,698,123
  Prepaid expenses                                  60,428         122,807
  Income taxes receivable                          796,143               -
  Deferred income taxes                            333,000         301,000
                                              ------------    ------------

     TOTAL CURRENT ASSETS                        8,364,850       6,843,258
                                              ------------    ------------

PROPERTY AND EQUIPMENT, pledged
  Cost                                           4,043,152       2,686,678
  Accumulated depreciation                      (2,195,150)     (1,474,347)
                                              ------------    ------------

     NET PROPERTY AND EQUIPMENT                  1,848,002       1,212,331
                                              ------------    ------------
OTHER ASSETS
  Research and development costs,
   net of accumulated amortization of
   $217,137 in 1997 and $108,379 in 1996           663,599         216,189
  Organization costs                                11,398               -
  Deposits                                          40,611          34,803
  Cash surrender value of life insurance            20,269          21,167
                                              ------------    ------------
     TOTAL OTHER ASSETS                            735,877         272,159
                                              ------------    ------------

     TOTAL ASSETS                             $ 10,948,729    $  8,327,748
                                              ============    ============


        The accompanying notes are an integral part of this statement.

                          EXIGENT INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           JANUARY 31, 1997 AND 1996

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      January 31,
                                               -------------------------
                                                  1997         1996
                                               -----------   -----------
CURRENT LIABILITIES
   Line of credit                              $   182,000   $      -
   Accounts payable                              1,100,123       222,019
   Accrued expenses                              2,179,200     2,614,204
   Billings in excess of costs and estimated
     earnings on uncompleted contracts             418,426       198,339
   Income taxes payable                               -          304,000
   Current portion, long-term debt                 248,775         6,760
                                               -----------   -----------
      TOTAL CURRENT LIABILITIES                  4,128,524     3,345,322
                                               -----------   -----------
LONG-TERM LIABILITIES
   Long-term debt, less current portion            311,111         4,461
   Deferred income taxes                           246,000        80,000
   Other liabilities                                 5,541         5,428
                                               -----------   -----------
      TOTAL LONG-TERM LIABILITIES                  562,652        89,889
                                               -----------   -----------
      TOTAL LIABILITIES                          4,691,176     3,435,211
                                               -----------   -----------
STOCKHOLDERS' EQUITY
   Class A preferred shares, $.01 par
     value 5,000,000 shares authorized,
     697,320 issued and outstanding at
     January 31, 1997, $2.50 per share
     liquidation/dissolution preference              6,973          -
   Common stock, $.01 par value,
     30,000,000 shares authorized,
     3,786,600 issued and outstanding
     at January 31, 1997; 800,000 shares
     authorized, 768,400 issued and
     678,768 outstanding at January 31, 1996        37,866         7,684
   Class B common stock, $.01 par value;
     600,000 shares authorized, no shares
     issued or outstanding                            -             -
   Paid in capital                               1,407,915        29,030
   Retained earnings                             4,804,799     5,600,586
                                               -----------   -----------
                                                 6,257,553     5,637,300
   Treasury stock, common, 175,218 shares at
     January 31, 1996, at cost (85,586 shares
     were reserved for accrued liabilities)           -         (744,763)
                                               -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY                 6,257,553     4,892,537
                                               -----------   -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                   $10,948,729   $ 8,327,748
                                               ===========   ===========

        The accompanying notes are an integral part of this statement.

                          EXIGENT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                                                     1997                1996                1995
                                                 ------------        ------------        ------------
REVENUES FROM SERVICES                           $ 29,935,691        $ 25,291,635        $ 19,760,600

COST OF SALES                                     (24,688,844)        (19,408,136)        (16,063,607)
                                                 ------------        ------------        ------------
GROSS PROFIT                                        5,246,847           5,883,499           3,696,993

GENERAL AND ADMINISTRATIVE
  EXPENSES (Includes $1,058,951 of
  public offering costs in 1997)                   (5,344,211)         (3,840,669)         (2,538,667)

RESEARCH AND DEVELOPMENT COSTS                       (239,986)           (154,856)           (102,533)
                                                 ------------        ------------        ------------
OPERATING INCOME (LOSS)                              (337,350)          1,887,974           1,055,793
                                                 ------------        ------------        ------------
OTHER INCOME (EXPENSE)
  Interest income                                      55,939              33,987              34,805
  Interest expense                                    (55,119)            (26,311)            (11,524)
  Loss on disposal of fixed assets                          -              (8,509)             (3,139)
                                                 ------------        ------------        ------------
   TOTAL OTHER INCOME (EXPENSE)                           820                (833)             20,142
                                                 ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                    (336,530)          1,887,141           1,075,935

INCOME TAX EXPENSE                                   (149,708)           (755,400)           (353,725)
                                                 ------------        ------------        ------------
NET INCOME (LOSS)                                $   (486,238)       $  1,131,741        $    722,210
                                                 ============        ============        ============
EARNINGS (LOSS) PER SHARE-PRIMARY                $       (.11)       $        .29        $        .19
                                                 ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - PRIMARY                             4,339,834           3,859,092           3,859,092
                                                 ============        ============        ============

EARNINGS (LOSS) PER SHARE - FULLY
  DILUTED                                        $       (.13)       $        .29        $        .19
                                                 ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - FULLY DILUTED                       3,642,514           3,859,092           3,859,092
                                                 ============        ============        ============

        The accompanying notes are an integral part of this statement.

                           SOFTWARE TECHNOLOGY, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                                              Common Stock             Class A Preferred
                                              ------------             -----------------
                                         Shares         Amount         Shares      Amount
                                        ---------       -------       -------      -------
BALANCE FEBRUARY 1, 1994                  768,400       $ 7,684             -       $    -
  Net income                                    -             -             -            -
  Cash dividends of  $.15 per share
  ($.025 giving retroactive effect
  of stock split)                               -             -             -            -
                                        ---------       -------       -------      -------
BALANCE JANUARY 31, 1995                  768,400         7,684
  Net income                                    -             -             -            -
  Cash dividends of $.30 per share
   ($.05 giving retroactive effect
   of stock split)                              -             -             -            -
                                        ---------       -------       -------      -------
BALANCE JANUARY 31, 1996                  768,400         7,684             -            -
  Issued 46,986 shares of treasury
   stock to fund accrued bonuses,
   cost $4.25. Market value of
   Company's common stock $14.03.               -             -             -            -

Issued 38,600 shares of treasury
  stock to fund accrued ESOP
  contributions, cost $4.25.
  Market value of Company's
  common stock $14.03.                          -             -             -            -

Issued 18,552 shares of treasury
  stock for bonuses and manage-
  ment incentives, cost $4.25.
  Market value of Company's
  common stock $14.03.                          -             -             -            -

Cash dividend of $.45 per share
  ($.075 giving retroactive effect
  of stock split)                               -             -             -            -
Issued warrants for services                    -             -             -            -
Retired 711 shares of treasury stock      (71,080)         (711)            -            -
Stock split, 5 for 1                    2,789,280        27,893             -            -
Issued 697,320 shares of class A
  preferred stock for each share
  of common stock                               -             -       697,320        6,973
Issued 300,000 shares of stock for
  services and cash                       300,000         3,000             -            -
Issued warrants for cash                        -             -             -            -
Net loss                                        -             -             -            -
                                        ---------       -------       -------      -------
BALANCE JANUARY 31, 1997                3,786,600       $37,866       697,320       $6,973
                                        =========       =======       =======      =======

         The accompanying notes are an integral part of this statement.




     Class B Common                                                              Total
-------------------------       Paid In         Retained        Treasury      Stockholders
 Shares           Amount        Capital         Earnings          Stock          Equity
--------        ---------      ----------      ----------       ---------     -------------
      -          $     -       $   29,030      $4,013,567       $(744,763)      $3,305,518

      -                -               -          722,210              -           722,210


      -                -               -          (88,977)             -           (88,977)
--------         --------      ----------      ----------       ---------       ----------
      -                -           29,030       4,646,800        (744,763)       3,938,751
      -                -               -        1,131,741              -         1,131,741


      -                -               -         (177,955)             -          (177,955)
--------         --------      ----------      ----------       ---------       ----------
      -                -           29,030       5,600,586        (744,763)       4,892,537




      -                -          459,523              -          199,690          659,213


      -                -          377,508              -          164,050          541,558





      -                -          181,439              -           78,846          260,285


      -                -               -         (309,549)             -          (309,549)
      -                -           17,497              -               -            17,497
      -                -         (301,466)             -          302,177               -
      -                -          (27,893)             -               -                -


      -                -           (6,973)             -               -                -

      -                -          675,000              -               -           678,000
      -                -            4,250              -               -             4,250
      -                -               -         (486,238)             -          (486,238)
--------         --------      ----------      ----------       ---------       ----------
      -          $     -       $1,407,915      $4,804,799       $      -        $6,257,553
==========================================================================================


                          EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                                                         1997             1996             1995
                                                    ------------     ------------     ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Cash received from customers                      $ 29,559,470     $ 24,719,672     $ 17,488,101
  Interest received                                       55,939           33,987           34,805
  Cash paid to suppliers and employees               (26,398,002)     (21,621,853)     (18,197,759)
  Public offering costs                                 (366,454)               -                -
  Interest paid                                          (55,119)         (26,311)         (11,524)
  Income taxes paid                                   (1,115,851)        (512,600)        (349,756)
                                                    ------------     ------------     ------------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                1,679,983        2,592,895       (1,036,133)
                                                    ------------     ------------     ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Cash paid for acquisition of capital assets         (1,382,163)      (1,122,226)        (526,512)
  Cash paid for organizational costs                     (11,398)               -                -
  Cash proceeds from the sale of capital
   assets                                                      -           36,878                -
  Cash paid for capitalized research and
   development                                          (556,167)        (161,785)        (162,783)
                                                    ------------     ------------     ------------
 NET CASH USED IN INVESTING
  ACTIVITIES                                          (1,949,728)      (1,247,133)        (689,295)
                                                    ------------     ------------     ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net borrowings under line of credit                    182,000         (900,000)         900,000
  Proceeds from issuance of long-term debt               800,000                -                -
  Principal payments on long-term debt                  (251,335)          (6,363)          (6,562)
  Cash received from issuance of common
   stock                                                   3,000                -                -
  Cash received from issuance of warrants                  4,250                -                -
  Dividends paid                                        (309,549)        (177,955)        (127,377)
                                                    ------------     ------------     ------------

  NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                  428,366       (1,084,318)         766,061
                                                    ------------     ------------     ------------
  NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  158,621          261,444         (959,367)

  CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                   270,084            8,640          968,007
                                                    ------------     ------------     ------------
  CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                        $    428,705     $    270,084     $      8,640
                                                    ============     ============     ============

         The accompanying notes are an integral part of this statement.

                                                               1997            1996           1995
                                                            -----------     ----------     -----------
RECONCILIATION OF NET INCOME (LOSS) TO
 NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
 Net income (loss)                                          $  (486,238)    $1,131,741     $   722,210
                                                            -----------     ----------     -----------
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in)  operating activities:
   Depreciation and amortization                                855,252        549,621         262,304
   Loss on disposal of fixed assets                                   -          8,509           3,139
   Public offering costs                                        692,495              -               -
   Decrease (increase) in accounts receivable                (1,458,502)       134,979        (857,049)
   Decrease (increase) in costs and estimated earnings
    in excess of billings on uncompleted contracts              861,295       (878,236)     (1,447,859)
   Increase in income tax refunds receivable                   (796,143)             -               -
   Decrease (increase) in prepaid expenses                       62,378       (108,316)          3,685
   Decrease in deferred charges                                       -              -          24,961
   Decrease (increase) in deferred income taxes -
    current                                                     (32,000)       (49,700)        (83,900)
   Decrease (increase) in deposits                               (5,808)        (3,495)          7,303
   Increase in cash surrender value of life insurance               898         (1,425)         (3,027)
   Increase in accounts payable                                 878,104         72,979          63,023
   Increase in accrued expenses                               1,026,052      1,272,207         148,972
   Increase in deferred income taxes - long-term                166,000         80,000               -
   Increase in billings in excess of costs and estimated
    earnings on uncompleted  contracts                          220,087        171,294          27,045
   Increase (decrease) in income taxes payable                 (304,000)       212,500          87,869
   Increase in other liabilities                                    113            237           5,191
                                                            -----------     ----------     -----------
   Total adjustments                                          2,166,221      1,461,154      (1,758,343)
                                                            -----------     ----------     -----------
   NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                     $ 1,679,983     $2,592,895     $(1,036,133)
                                                            ===========     ==========     ===========

                          EXIGENT INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

At January 31, 1996 the Company had accrued $1,375,959 in bonus and ESOP payments. The Company paid $175,188 of this amount in cash during the year ended January 31, 1997. In addition, the Company issued 46,986 shares of treasury stock with a cost of $4.25 per share $(199,690) for accrued bonuses and 38,600 shares of treasury stock with a cost of $4.25 per share $(164,050) for the ESOP payable. The difference between the cost and market value of the treasury stock issued $(837,031), was recorded as additional paid in capital when the shares were issued.

On May 29, 1996, the Company accrued a $260,285 bonus and issued 18,552 shares of treasury stock with a cost of $4.25 per share or $78,846, for bonus and management incentive awards. The Company's stock was valued at $14.03 on the date of the issuance; therefore, the difference between cost and market of $181,439 was recorded as additional paid in capital.

On January 30, 1997, the following noncash transactions occurred:

The Company had a five for one stock split which resulted in 2,789,280 additional outstanding shares at a par value of $.01, or $27,893 which reduced paid in capital.

The Company stockholders exchanged 100% of Software Technology, Inc.'s outstanding common stock, 3,486,600 shares, for 3,486,600 shares of Exigent's common stock and 697,320 shares of Exigent's Class A preferred stock which reduced paid in capital by $6,973.

The Company retired 71,080 shares of treasury stock with a cost of $4.25 per share ($302,177). The remaining balance of $301,466, representing the difference between the par value and cost of the treasury stock issued, was recorded as a reduction of paid in capital.

The Company issued 300,000 shares of Exigent common stock to Monogenesis Corporation in exchange for cash and services performed related to the business combination (See Note 1). The shares had been valued at $2.25 per share ($675,000) by independent appraisal for purposes of administration of the Company's employee stock ownership plan. The Company received $3,000 in cash and expensed services which were reflected at a value of $675,000. The Company reported an increase in the par value of its stock of $3,000 and additional paid in capital of $675,000 as a result of the transaction.

        The accompanying notes are an integral part of this statement.

                          EXIGENT INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Exigent International, Inc. (Exigent), a Delaware corporation, was formed on March 25, 1996 as a holding company. On January 30, 1997, it acquired all of the outstanding stock of Software Technology, Inc. (STI) in exchange for stock of Exigent. STI, therefore became a wholly owned subsidiary of Exigent and is currently the consolidated group's (the "Company") only source of business operations. Exigent, from the date of formation through January 30, 1997, had no material activity other than the issuance of 300,000 shares of the Company's stock for services related to the reorganization.

Software Technology, Inc. (STI) is a systems and software engineering firm providing innovative technical solutions for government and industry throughout the U.S. STI also produces OS/COMET - a commercially available command and control development and support system. STI provides systems and software engineering services and commercial off the shelf products for real-time command, control, and data acquisition systems. STI retains expertise in leading edge technologies supporting applications ranging from bit slice microprocessor software to large realtime systems. STI specializes in command and control applications for ground, flight, test, and process control and has extensive expertise in graphics, simulations, and information systems.

POOLING OF INTERESTS - On January 30, 1997 Exigent acquired STI in a business combination accounted for as a pooling of interests. STI became a wholly owned subsidiary of the Company through the exchange of 3,486,600 shares of Exigent's common stock and 697,320 shares of Exigent's Class A preferred stock for all of the outstanding stock and warrants of STI. The accompanying financial statement for the year ended January 31, 1997 is based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination. There were no adjustments to net assets nor net income during the fiscal year as a result of the entities combining.

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE AND COST RECOGNITION - The Company recognizes revenues on time-and-material and cost-plus-fixed-fee contracts as time is expended and costs are incurred. The fee on cost-plus fixed fee contracts is recognized ratably over total costs as they are incurred. Revenues and costs from fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to total estimated costs for each contract. This method is used because management considers total expended costs to be the best available measure of progress on these contracts. Costs as used herein exclude, in the early stages of a contract, all or a portion of the costs of materials if, in the opinion of management, it appears that such an exclusion would result in a more accurate measurement of the level of work performed towards contract completion.

                          EXIGENT INTERNATIONAL, INC.
                        NOTES TO  FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies, repairs, and depreciation costs.

Certain general and administrative expenses (including bid and proposal expenses) allowable in accordance with United States Government procurement practices are included in contract costs for government contracts because they are identifiable with contract revenue.

Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.

The Company is also engaged as seller in a number of software products. Generally, revenue is recognized upon delivery of the software. After the sale, if significant obligations remain or significant uncertainties exist about customer acceptance of the software, revenue is deferred until the obligations are satisfied or the uncertainties are resolved. When collectibility of the receivable is in doubt, revenue is recognized under the installment method or cost recovery method. Revenue from software services is recognized as the services are performed.

CASH EQUIVALENTS - For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

CONTRACT AND OTHER RECEIVABLES - The Company considers contract and other receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required.

DEPRECIATION - The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method, accelerated cost recovery system and the modified accelerated cost recovery system as appropriate.

AMORTIZATION - The costs of capitalized research and development costs are amortized over their estimated useful lives of three years. Amortization is computed on the straight-line method. The amortization method used is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product.

                          EXIGENT INTERNATIONAL, INC.
                        NOTES TO  FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes related primarily to differences between the basis of vacation and sick leave and research and development costs for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

RESEARCH AND DEVELOPMENT COSTS - In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations.

EARNINGS PER SHARE - Primary earnings per share have been computed by dividing net income (loss) by the weighted average number of Common and Class A preferred shares outstanding. Fully diluted earnings per share are the same as primary but exclude the Class A preferred shares due to their liquidity/dissolution preference. Retroactive application has been given to stock splits and stock dividends. When dilutive, stock warrants will be included as share equivalents using the treasury stock method. The 300,000 common shares issued for services upon the January 30, 1997 reorganization have been retroactively applied as outstanding for all periods reflected.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FUTURE APPLICATION OF ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share," effective for interim and annual periods ending after December 15, 1997. Among other provisions, SFAS 128's objective is to simplify the computation of earnings per share and make the standard more compatible with standards of other countries. The standard will require the presentation of the basic earnings per share and the diluted earnings per share. For the fiscal year ending January 31, 1998, and interim periods, the Company will apply the new method of accounting to the earnings per share calculation and provide the additional required disclosures.

                          EXIGENT INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FUTURE APPLICATION OF ACCOUNTING STANDARDS (CONTINUED) - In February 1997, the Financial Accounting Standards Board issued SFAS 129, "Disclosure of Information About Capital Structure", effective for financial statements ending after December 15, 1997. Among other provisions, SFAS 129 requires additional disclosures regarding information about securities, the liquidation preference of preferred stock and information regarding redeemable stock. For the fiscal year ending January 31, 1998 and interim periods, the Company will provide the additional required disclosures.


NOTE 2 - ACCOUNTS RECEIVABLE

The following is a summary of accounts receivable:

                                                          January 31
                                                   -----------------------
                                                      1997         1996
                                                   ----------   ----------
Contract receivables                               $2,658,827   $1,200,577
Retainage receivable                                  237,685      249,920
Other receivables                                      13,234          747
                                                   ----------   ----------
Total accounts receivable                          $2,909,746   $1,451,244
                                                   ==========   ==========

The retainage receivable balance represents contracts which provide for retainage provisions against billable amounts and are due upon completion of the contracts and acceptance by the customer.

The Company expects to collect all receivables within the next fiscal year.


NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                               January 31
                                         -----------------------   Estimated
                                             1997        1996         Life
                                         -----------  ----------   ---------
Furniture and equipment                  $   558,082  $  404,129   3-8 years
Vehicles                                      15,703      15,703     5 years
Computer equipment                         3,400,579   2,243,494   3-5 years
Leasehold improvements                        68,788      23,352    10 years
                                         -----------  ----------
  Total cost                               4,043,152   2,686,678
  Less accumulated depreciation           (2,195,150) (1,474,347)
                                         -----------  ----------
  Net property and equipment             $ 1,848,002  $1,212,331
                                         ===========  ==========

                          EXIGENT INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense charged to general and administrative expense in 1997, 1996 and 1995 was $131,535, $78,737 and $62,160, respectively. Depreciation expense charged to applied overhead in 1997, 1996 and 1995 was $306,916, $218,555 and $139,038, respectively. Depreciation expense charged directly to cost of sales in 1997, 1996 and 1995 was $308,044, $167,635 and $37,421, respectively.

NOTE 4 - LINE OF CREDIT

STI has a $1,800,000 line of credit available from a bank as of January 31, 1997 and 1996, respectively. The note bears interest on the unpaid principal balances at an interest rate per annum equal to the bank's prime rate plus .25% and .50%, respectively. As of January 31, 1997 and 1996 the outstanding draws against the lines were $182,000 and $0, respectively. The prime rate at January 31, 1997 and 1996 was 8.25% and 8.50%, respectively. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

The weighted average interest rate on short-term borrowings outstanding at January 31, 1997 was 8.50%.


NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                   January 31
                                             ------------------------
                                                1997         1996
                                             ----------    ----------
     Accrued bonuses                         $   55,000    $  834,030
     Accrued payroll taxes payable              647,262        26,672
     Accrued fringe benefits                  1,113,552       959,515
     Accrued pension and profit sharing         246,715       252,058
     Accrued ESOP payment                        49,343       541,929
     Accrued 401K payable                        67,328             -
                                             -----------   ----------
       Total accrued expenses                $2,179,200    $2,614,204
                                             ==========    ==========

                          EXIGENT INTERNATIONAL, INC.
                        NOTES TO  FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 6 - LONG TERM DEBT

   Long term debt outstanding consists of the following:

                                                               January 31
                                                          --------------------
                                                            1997        1996
                                                          ---------   --------
Unsecured note payable to bank, payable in thirty-six
  monthly installments of $630, including interest at
  7.25% beginning monthly October 1994, ending
  August 1997.                                            $    4,330  $  11,221


Note payable to bank, payable in thirty-six monthly
  installments of $22,222 beginning April 1, 1996 and
  ending on March 1, 1999. Interest is payable on the
  unpaid balance at an interest rate per annum equal to
  the bank's prime rate plus .375%. The note is
  collateralized by all accounts receivable, equipment
  and furniture and fixtures of STI and prohibits STI
  from declaring or paying dividends in excess of the
  lesser of 25% of net income or $100,000 without prior
  lender approval                                            555,556        --
                                                          ----------  ---------
  TOTAL LONG-TERM DEBT                                       559,886     11,221
  Less: current portion of long-term debt                   (248,775)    (6,760)
                                                          ----------  ---------
  TOTAL LONG-TERM DEBT, less current portion              $  311,111  $   4,461
                                                          ==========  =========


   Future maturities of long-term debt as of January 31, 1997 are as follows:

                                                                       Amount
                                                                      ---------
            1998                                                        248,775
            1999                                                        266,667
            2000                                                         44,444
                                                                       --------
                                                                       $559,886
                                                                       ========


NOTE 7 - CLASS A PREFERRED STOCK

   Each share of Class A preferred stock is convertible to a share of common stock at the option of the holder. Each share of Class A preferred stock participates equally with each share of common stock upon declaration of dividends. Upon liquidation or dissolution, the Class A preferred stockholders are entitled to receive $2.50 per share prior to any distribution to holders of common shares and Class B common shares. The Class A preferred shares are not subject to call or redemption. The dividends of the Class A preferred stock are noncumulative. The issuance of the preferred stock has been reflected as a stock dividend and is given retroactive recognition in all earnings (loss) and dividends per share disclosures.

                          EXIGENT INTERNATIONAL, INC.
                        NOTES TO  FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 8 - STOCK WARRANTS

   Common stock warrants and related exercise prices have been adjusted, where applicable, to reflect the effects of the aforementioned 5-for-1 common stock split.

   On March 20, 1996, Software Technology, Inc. sold 174,966 ten year capital stock purchase warrants to its financial advisors for one cent each to purchase 174,966 shares of Software Technology, Inc.'s capital stock, for a fixed exercise price of $3 per share. The warrants were issued for services rendered in connection with the registration offer. STI determined the value of these warrants to be $17,497 and recorded this amount in general and administrative expenses in fiscal year 1997. The exercise price of the warrants was greater than their fair market value on the date issued, therefore they were deemed to have no value.

   On January 30, 1997, the Company issued 229,896 Common Stock Purchase Warrants to Software Technology, Inc. Restated Employee Stock Ownership Plan and Trust; 240,378 to other shareholders of the Company and 174,996 to a company of one of the shareholders in exchange for all of the warrants outstanding of Software Technology, Inc. In addition, on January 30, 1997, the Company granted 425,000 warrants to Monogenesis Corporation for $4,250 in cash. Each warrant entitles the holder to purchase one share of Exigent's common stock at an exercise price of $3 per share. The terms of these warrants provide that they may be exercised during the period beginning January 30, 1997 and ending three years from that date.

   The exercise price of all warrants was greater than their fair market value at January 31, 1997. As of January 31, 1997, no warrants have been exercised.


NOTE 9 - EMPLOYEE RETIREMENT PLANS

   The Company has a defined contribution pension plan that covers substantially all employees who have met certain age and length of service requirements. Contributions to the plan are 5% of eligible compensation. Eligible compensation for the years ended January 31, 1997, 1996 and 1995 was approximately $12,377,000, $10,958,000 and $9,401,000, respectively. For the years ended
January 31, 1997, 1996 and 1995, the amount of pension expense was $618,838, $547,894 and $470,066, respectively.

   The Company also sponsors a profit-sharing plan which allows substantially all full-time employees to defer compensation under Section 401(k) of the Internal Revenue Code and the employer to electively contribute to the plan. Employer contributions to the plan are made at the discretion of the Board of Directors. The employer contributions made to the plan for the years ended January 31, 1997, 1996 and 1995 were $618,838, $547,894 and $470,066, respectively.

                          EXIGENT INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP). Contributions to this plan are at the discretion of the Board of Directors. Full time employees who have attained the age of twenty-one (21) and have one year of service are eligible to participate in the plan. Shares purchased by the plan are allocated annually to eligible employees proportionate to their compensation, not including overtime and bonuses. Employee stock ownership plan contributions charged to operations and applied to overhead amounted to $ -0- and $247,535, respectively, for the year ending January 31, 1997, $542,064 and $ -0-, respectively, for the year ending January 31, 1996 and $281,018 and -0-respectively for the year ending January 31, 1995. The ESOP has 340,886, 302,286 and 279,440 shares of the total issued and outstanding stock respectively at January 31, 1997, 1996 and 1995.

Dividends paid on the ESOP shares, as well as other shares, are considered to be reductions in retained earnings. The shares owned by the ESOP are considered to be outstanding shares and therefore included in the earnings per share calculation.

The plan acquired 22,886 shares during fiscal year 1996 from outside shareholders and had 38,600 shares from the Company which were receivable at January 31, 1996. The 38,600 shares receivable were issued to the ESOP during the year ending January 31, 1997. The shares' fair market value was determined based on independent appraisal for January 31, 1997 and 1996.

NOTE 11 - LEASE OBLIGATIONS

Office space and equipment is leased under operating leases expiring in various years through 2005.

The Company's corporate headquarters are located in Melbourne, Florida near the "Space Coast." The Company is currently leasing a 29,000 square foot building pursuant to a ten year lease which will expire on December 1, 2005. It has the right to renew the lease for two additional five year terms and has an option to purchase the property which may be exercised during certain periods prior to the expiration of the fifth year and of the tenth year of the lease. The purchase price is the fair market value of the property determined by appraisal, but in no event less than the outstanding balance on the mortgage.

        In addition to the corporate headquarters, the Company leases 15,296 square feet of space in Alexandria, Virginia which lease will expire August 31, 1998 (subject to the right to renew for up to two additional one year terms), approximately 2,494 square feet of space in Aurora, Colorado which lease will expire October 31, 1999, another 1,935 square feet of space in LaPlata, Maryland which lease will expire October 14, 1997 (subject to the right to renew for up to three additional one year terms) and approximately 2,971 square feet of space in Mesa, Arizona.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of January 31, 1997 for each of the next five years and in the aggregate are:


          Year ending January 31:                                 Amount
                                                                -----------
          1998                                                   $  542,064
          1999                                                      439,688
          2000                                                      300,630
          2001                                                      275,518
          2002                                                      263,338
          Subsequent to 2002                                        527,046
                                                                 ----------
              Total minimum future rental payments               $2,348,284
                                                                 ==========

The minimum future rental payments have not been reduced by $ 112,007 of sublease rentals to be received in the future under non-cancelable subleases. Rent expense for the years ended January 31, 1997, 1996 and 1995 was $649,638, $549,573 and $429,659, respectively. Rent expense was offset by sublease rental income for the years ended January 31, 1997, 1996 and 1995 of $66,655, $62,103 and $25,875, respectively.

                          EXIGENT INTERNATIONAL, INC.
                         NOTES TO  FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 12 - ECONOMIC DEPENDENCY

The Company sold a substantial portion of its products to three major customers during fiscal year 1997 and two in fiscal year 1996 and 1995 in the Satellite Command and Control Industry. Transactions with these major customers; a commercial customer, a government contractor and a group of U.S. Government agencies, consisted of the following:

               1997                                          Customer 1     Customer 2      Customer 3
             -------                                       ------------   --------------  --------------
Revenues                                                   $ 10,308,204   $  7,840,135    $  3,133,871
Accounts receivable - at year end                             1,313,767           -            164,184
Costs and estimated earnings
  in excess of end billings on
  uncompleted contracts - at year end                         1,753,614      1,108,647         415,899

Billings in excess of costs
  and estimated earnings on uncompleted
  contracts - at year end                                       (54,673)          -           (173,823)

               1996                                          Customer 1     Customer 2
             -------                                       ------------   --------------
Revenues                                                   $ 10,564,099   $  6,076,692
Accounts receivable - at year end                               763,374           -
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts - at year end                                     3,241,681        701,094

Billings in excess of costs and
  estimated earnings on uncompleted
  contracts - at year end                                      (149,569)       (16,868)

               1995                                           Customer 1     Customer 2
             -------                                       ------------   --------------
Revenues                                                   $  5,052,370   $  5,623,172
Accounts receivable - at year end                               264,271        342,614
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts - at year end                                     2,501,763        525,000

Billings in excess of costs and
  estimated earnings on uncompleted
  contracts - at year end                                          -              -

                          EXIGENT INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE 13--RESEARCH AND DEVELOPMENT COSTS

Some research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ending January 31, 1997, 1996 and 1995 were $239,986, $154,856 and $102,533, respectively.

During the years ended January 31, 1997, 1996 and 1995, $556,167, $161,785 and
$162,783, respectively, of research and development costs for computer software to be sold or otherwise marketed were capitalized. The amortization of costs related to computer software product development held for sale was $108,757, $84,694 and $23,685 for the years ended January 31, 1997, 1996 and 1995, respectively. The amount of unamortized computer software costs at January 31, 1997, 1996 and 1995 was $663,599, $216,189 and $139,098, respectively.

In management's opinion, the net realizable value of future sales exceeds the carrying value of unamortized software development costs, therefore, no adjustment to carrying value is required.


NOTE 14--INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes."

The components of the provision for income taxes are as follows:

                                         Year ended January 31,
                                    ---------------------------------
                                      1997        1996        1995
                                    ---------   ---------   ---------
Current expense
     Federal                        $   3,469   $ 596,000   $ 358,400
     State                             12,239     129,100      79,225
Deferred tax benefit
   due to temporary differences
     Federal                          124,000      26,800     (71,800)
     State                             10,000       3,500     (12,100)
                                    ---------   ---------   ---------
Total provision for
   income  taxes                    $ 149,708   $ 755,400   $ 353,725
                                    =========   =========   =========

                          EXIGENT INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 14 - INCOME TAXES (CONTINUED)

The following is a reconciliation of the provisions for income taxes to the expected amounts using the statutory rate:

                              Year ended January 31,
                              -----------------------
                               1997     1996    1995
                              ------   ------  ------
Expected statutory amount      34.0%    34.0%   34.0%
Nondeductible meals
  and entertainment            (2.1)      .3      .3
Nondeductible officers
  life insurance               (2.9)      .5      .9
Tax penalties                    -        -       .2
Dividends - ESOP               15.1     (1.6)   (1.5)
Research and
  experimental credit          19.9      (.6)   (2.1)
Public offering costs        (107.0)      -       -
State income taxes             (3.7)     4.6     4.7
Other                           2.2      2.8    (3.6)
                             ------    -----   -----

Actual tax provision          (44.5)%   40.0%   32.9%
                             ======    =====   =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of January 31, 1997 and 1996:

                                                     January 31
                                               ----------------------
                                                 1997         1996
                                               ---------    ---------
CURRENT
  Accrued payroll expenses                     $ 333,000     $301,000
                                               =========     ========

NONCURENT
  Depreciation                                     3,600        2,400
  Amortization                                  (249,600)     (82,400)
                                               ---------     --------
    Net noncurrent deferred tax liability      $(246,000)    $(80,000)
                                               =========     ========

                          EXIGENT INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 15--SIGNIFICANT ESTIMATE

The Company recognizes revenue on certain contracts using the percentage-of-completion method which is based upon total estimated costs for each contract. The estimate is subject to change as the work progresses on each contract.


NOTE 16--RECLASSIFICATION

Deferred income taxes in the January 31, 1996 balance sheet and statement of cash flows have been reclassified to be consistent with the January 31, 1997 presentation.


NOTE 17--CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with a financial institution. The amount of credit exposure in excess of federally-insured limits at January 31, 1997 and 1996 was $754,282 and $1,325,459, respectively.


NOTE 18--SOURCE OF LABOR SUPPLY

The Company's business of providing computer services and custom software programming is dependent upon having a supply of computer/engineering employees. As a result of the expansion of the number of business users of computers and the expansion in demand for computer services and custom software programming, there is a short supply of computer professionals. The situation is not expected to improve in the near future. However, with the defense contractors having laid off many of their computer/engineering employees and the trend expected to continue, there is currently a pool of employees who would likely
have at least some of the expertise needed by the Company.   In addition, the
Company has a competitive benefit package it believes will help to attract and retain qualified employees.


NOTE 19--DEPENDENCE ON INDUSTRY

Most of the Company's revenues are derived from products and services related to the satellite command and control industry. Should this industry take a substantial downturn and the number of satellites deployed be materially reduced, the Company's new business opportunities would be limited significantly.

                          EXIGENT INTERNATIONAL, INC.
                         NOTES TO  FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


NOTE 20--COMMITMENTS AND CONTINGENCIES

The Company has outstanding purchase commitments of $1,622,159 as of January 31, 1997. These represent outstanding purchase orders for which neither the item nor invoice has been received.


NOTE 21--RELATED PARTY

STI paid $48,000 in consulting fees during the year ended January 31, 1996 and issued 29,161 warrants of STI on March 20, 1996 to a company for which one of the directors of STI provides consulting services. The STI warrants were converted into Exigent warrants on January 30, 1997 (see Note 8). Consulting fees paid by STI to this company for the year ended January 31, 1997 were $94,620.

The director discussed above is also Secretary of Monogenesis and Chairman and controlling shareholder of another company that will receive shares of the stock of the Company from Monogenesis.


NOTE 22--SUBSEQUENT EVENT

On March 10, 1997, the Company adopted an Incentive Stock Option Plan 1Q. The plan will grant employees the option to purchase up to 200,000 shares of the Company's common shares. The granting of the options will be at the discretion of the president of Software Technology, Inc.

On March 19, 1997, the Company formed FotoTag, Inc., a Delaware corporation, as an operating company to hold, further develop and market FotoTag. FotoTag, Inc. will be a wholly owned subsidiary of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Name                            Position with Exigent (1)                 Position with STI
----                            -------------------------                 -----------------
Jeffrey C. Clift                President, Director
Don F. Riordan, Jr. (2)         Secretary/Treasurer, Director           Secretary/Treasurer, Director
William K. Presley              Chairman of the Board, Vice             Chairman of the Board,
                                President, Director                     President, Director
Jack D. Daily                   Vice President, Director                Vice President, Director
Bernard R. Smedley              Director
David J. Nowacki (2)            Vice President, Director                Vice President, Director
Daniel J. Stark                 Vice President, Director                Vice President, Director
James A. Traficant              Vice President                          Vice President
David R. Reading                Vice President                          Vice President
Dean W. Boley                   Director                                Director
P. Bradley Walker               Director
-----------------------------------------------------------------------------------------------------

(1) All persons listed with the exception of Mr. Smedley have held such positions with Exigent since May 1, 1996. Mr. Smedley was appointed to the Exigent board subsequent to year end resignations submitted by Messrs. Chewning, Daily, Nowacki and Traficant for personnel reasons with respect to conflict of interests with regards to management and board roles.

(2) Mr. Riordan is the Trustee of the ESOP. Mr. Nowacki resigned as Trustee for the ESOP at fiscal year end, but remains as a Trustee along with Mr. Riordan for the other Company retirement plans.

   Officers serve at the discretion of the Board of Directors. Directors hold office until the next annual meeting of shareholders and until their successors have been elected and accept office. Directors receive directors' fees of $3,500 per year. Mr. Walker is employed by STI as a management consultant through Joseph Walker & Sons, Inc. and received $94,620 for the year ending January 31, 1997. He is also Secretary of Monogenesis Corporation, a shareholder of Exigent and the closed end investment company which distributed Exigent shares and warrants to its shareholders as of January 30, 1997 pursuant to a registration statement. However, there is no arrangement with Monogenesis relating to his election or continuation as a director of Exigent or STI. See Certain Relationship and Related Transactions.

   Dean W. Baley, age 59, was one of the founders of STI and has been a director and employee of STI since its beginning in 1978. He is currently a director of Exigent and STI. He retired as President of STI in October 1992. Mr. Baley has held various offices with STI including the offices of Chairman of the Board, Secretary, Treasurer and Vice President. He received his B.S. in Petroleum Engineering from West Virginia University in 1961.

   Jeffrey C. Clift, age 41, was a director of STI from February 1993 to 1997. He is currently a director and President and Chief Executive Officer of Exigent, and served as President and Chief Executive Officer of STI from October 1992 through January 1997. Prior to becoming President of STI, Mr. Clift had been Director of Operations for STI since 1988. From 1983 to 1988, he was a Software/Systems engineer for STI. As a Software/Systems engineer, he gained experience in the analysis, design and development of real-time software systems for Department of Defense satellite applications including space data processing, satellite system and subsystem testing, ground station operations, mission support and payload processing. From 1978 to 1982, he was a software engineer for Harris Corporation. Mr. Clift received a B.S. EE in 1977 from the University of Florida.

   Jack D. Daily, age 54, served as a director of STI from 1988 through January 1997. He has also been a Vice President and Director of Field Operations. Currently, Mr. Daily is Executive Vice President and Director of Space Operations for STI. He began employment with STI in 1981. He received his B.S. in Mathematics in 1965 from the University of Alabama and completed course work at the University of Miami in the masters program for Management Science.

   David J. Nowacki, age 44, has been a director of STI since 1989 and a Vice President of STI since 1991. Since November 1992, he has also been the Melbourne Operations Manager and is responsible for operations at STI's Melbourne facility. He has been an employee of STI since 1980. Prior to his employment with STI, he was a software engineer with the RCA Service Corporation on the Eastern Test Range from 1976 to 1980 where he was assigned to a missile tracking ship. Mr. Nowacki received a B.S. in Mathematics from Waynesburg College in Pennsylvania in 1974 and an M.S. in Mathematics from West Virginia University in 1976.

   William K. Presley, age 50, has been a director of STI since 1987, Chairman of the Board since 1989 and Vice President (or President in 1990) since 1987. He is currently serving as a director and Chairman of the Board of Exigent, and is a director and Chairman of the Board and President of STI. He has been employed by STI since July, 1983 as a chief systems engineer. He received his B.S. EE from Auburn University in Alabama in 1969.

   David R. Reading, age 54, has been a Vice President of STI since 1991 and served as a director of STI from 1993 through January 1997. Currently, he is Vice President and Director of Space Operations. He has been employed by STI since 1980 and was a director of STI from 1992 to 1994. He received a B.S. in Computer Science from University College of Maryland in 1981.

   Don F. Riordan, Jr., age 50, has been a director of STI since 1980 and Secretary/Treasurer and Chief Financial Officer since 1991 as well as holding the offices of Chairman of the Board, Vice President, Secretary and Treasurer at various times prior to 1991. Mr. Riordan is currently a director and Secretary/Treasurer and Chief Financial Officer of Exigent, and is a director and Secretary/Treasurer of STI. He has been employed by STI since 1979 and, in addition to administrative duties, has provided software engineering support for Process Control Commercial Contracts. Prior to joining STI, Mr. Riordan was project leader on several projects for the Air Force Eastern Test Range at Cape Canaveral as well as an on-site programmer for several Air Force ETR Missile Tracking Stations supporting computer controlled radar systems. He received his B.S. in Mathematics from Wake Forest University in North Carolina in 1968.

   Daniel J. Stark, age 53, was one of the founders of STI and has been a director since 1978. He has been a Vice President since 1983. He has also held the offices of President, Chairman of the Board, Secretary and Treasurer as well as Vice President in certain years prior to 1983. Mr. Stark is currently a director and Vice President of Exigent, and is a director and Vice President of STI. He has been an employee of STI from 1993 to the present and from 1978 to 1989. From 1989 to 1993, he was a software engineer with, and an owner of, Sysgen International Inc. where he developed the interface command and telemetry CTRUS box to the COMET operating system as well as other projects, many of which were related to the COMET operating system. Prior to joining STI, Mr. Stark was a system programmer with the RCA Service Corporation from 1976 to 1978. Mr. Stark received a B.A. in Mathematics from Bellarmine College in Louisville, Kentucky in 1965 and an M.S. in Mathematics from the Florida Institute of Technology in 1971.

   Bernard R. Smedley, age 60, became a director of Exigent on February 7, 1997. In 1994, he took early retirement from Motorola, Inc. to become President and Chief Executive Officer of AirNet, an infrastructure products company for Wirless Local Loop cellular and PCS markets. Mr. Smedley started his career at Goodyear Aerospace in 1962, and in 1969 became engineering manager for Xerox Data Systems. He joined Motorola, Inc. in 1976, where he led the company's successful entry in wireless RF data systems resulting in the successful effort to develop and supply a nationwide wireless computer data communications system for IBM and subsequently the Motorola/IBM joint venture ARDIS. In 1980, he was put in charge of Motorola's Improved Mobile Telephone System (IMTS) business which included the fledgling cellular systems operations, which, under his leadership, became the cellular industry's world leader by 1990. Concurrently with cellular, he developed other businesses in the field of wireless communications, i.e., cellular service company joint ventures in Asia, the Middle East and Latin America, also Altair, which is a broadband wireless in-building Ethernet product which connects desk top P.C. and workstation devices as a Local Area Network. Altair technology is based on Motorola's broadband wireless in-building network technology which Mr. Smedley initiated. In 1991, he was appointed General Manager of the newly formed Wireless Enterprise Systems
(WES). Mr. Smedley initiated several start-up businesses centered around broadband technology for application, such as wireless PBXs and local loop access with capabilities of high capacity data, video and toll quality voice systems. WES also included other Motorola narrowband initiatives in the hand-held computing and communication service business such as the Motorola Network Interface and General Magic participation and The Envoy hand-held data terminal. In his position as Director of Advanced Radio

Networking, Mr. Smedley had the responsibility as a director of Satellite Communications, Inc. for the IRIDIUM project and as Vice-Chairman of the corporate-wide Wireless RF Data Advisory Board, which coordinates all of Motorola's data communications businesses' activities and priorities. Mr. Smedley has a B.A. degree in Engineering from Washington and Jefferson College and a BSEE degree from Carnegie-Mellon University, both of Pennsylvania. He also has attended advanced studies in engineering and marketing at several universities.

   James A. Traficant, age 35, served as a director of STI from 1990 through January 1997. Since 1993, he has been Vice President and Director of Advanced Programs for STI and an employee of STI since 1984. Mr. Traficant currently is involved in the development and management of the Advanced Programs Division. As Director of Business Development, he worked with a founder and the President of STI to establish long term growth and diversification strategy for STI during which time STI was awarded contracts with commercial firms. He was also instrumental in STI's involvement in the IRIDIUM program. Mr. Traficant received his B.S. in Electrical Engineering from Geneva College in Pennsylvania in 1984 and his M.B.A. from George Washington University in Washington, D.C. in 1992.

   P. Bradley Walker, age 37, served as a director of STI from March 1996 through January 1997. He is currently a director of Exigent and has been a consultant to Joseph Walker & Sons, Inc. (which provides consulting services to STI) since 1992. Mr. Walker is also the sole proprietor of PBW Consulting. He has been the Chairman and an owner of The Walker Group, Inc., a family holding company, for the past eight years. He is also Secretary of Monogenesis Corporation. The Walker Group, Inc., owns stock and warrants of Exigent. See Security Ownership of Certain Beneficial Owners and Management.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

   Exigent became a reporting company with a retroactive effective date of January 30, 1997 (nun pro tunc). The initial reports on Form 3 of all of the reporting persons were late. The reporting persons were Jeffrey C. Clift, Don F. Riordan, Jr., William K. Presley, Daniel J. Stark, Dean W. Boley, P. Bradley Walker, Thomas O. Chewning, Jr., Jack D. Daily, David J. Nowacki and James A. Traficant. No reports were filed by the latter four because they were no longer reporting persons on the date of the nun pro tunc order.

Item 11.  Executive Compensation

   The following table sets forth the compensation of the President (the Chief Executive Officer), the four most highly compensated executive officers and the two most highly compensated employees of STI who are not also executive officers for the fiscal years ending January 31, 1997, 1996 and 1995. Determination of most highly compensated officers and employees is based upon compensation for fiscal year 1997 and does not necessarily reflect the most highly compensated employees for fiscal years 1996 and 1995. Exigent has not paid any compensation.

                          Summary Compensation Table
                          --------------------------
------------------------------------------------------------------------------------------
                                                                           Long-Term
                                         Annual Compensation              Compensation
------------------------------------------------------------------------------------------
                                                         Other Annual     Restricted Stock
         Name and                  Salary     Bonus    Compensation (1)      Awards (2)
    Principal Position      Year    ($)        ($)           ($)                ($)
------------------------------------------------------------------------------------------
Jeffery C. Clift            1997  126,186          0              3,500                  0
 President, CEO             1996  116,928     25,013              3,500             24,987
                            1995  112,752     30,000              3,500                -0-
------------------------------------------------------------------------------------------
Jack D. Daily               1997  112,364          0              3,500                  0
 Vice President             1996  108,099     14,012              3,500             17,594
                            1995  100,239     15,000              3,500                  0
------------------------------------------------------------------------------------------
Garry W. Fuller             1997  140,984          0                  0                  0
                            1996  121,090          0                  0                  0
                            1995  109,361        667                  0                  0
------------------------------------------------------------------------------------------
William K. Presley          1997  111,168      2,503              3,500              9,588
 Chairman, Vice President   1996  103,219          0              3,500                  0
                            1995  100,940      5,000              3,500                  0
------------------------------------------------------------------------------------------
Daniel J. Stark             1997   90,664          0              3,500            124,305
 Vice President             1996   87,034          0              3,500            110,556
                            1995   86,503          0              3,500                  0
------------------------------------------------------------------------------------------
James A. Traficant          1997  115,125          0              3,500                  0
 Vice President             1996  107,532    110,005              3,500            124,025
                            1995  101,700     33,000              3,500                  0
------------------------------------------------------------------------------------------
Kenneth E. Zepf             1997  128,648          0                  0              4,588
                            1996  103,219          0                  0                  0
                            1995  102,076          0                  0                  0
------------------------------------------------------------------------------------------

(1) These are annual directors' fees. All directors receive $3,500 per year in directors' fees.

(2) STI issued a total of 18,552 shares in restricted stock bonuses in April 1996 valued at $260,285. Of these shares, 9,692 shares valued at $135,978 were issued to the persons listed in this table. The value of all of STI's shares as of January 31, 1996 was $9,783,400. All restricted stock was vested upon grant. Dividends will be paid to the extent paid on any shares. STI has a history of paying annual dividends. All shares of stock of STI were exchanged for Common Shares and Class A Preferred Shares as of January 30, 1997.

  Compensation Committee Interlocks and Insider Participation in Compensation
                                   Decisions

   Prior to this year, executive compensation was determined by STI's board of directors which consisted of executive officers of STI. Effective for fiscal year 1997, STI established a compensation committee. The members of the current committee are Dean Boley, Dave Nowacki, Don Riordan and Brad Walker. All members of the compensation committee with the exception of Brad Walker are employees and past or present officers of Exigent or STI. Brad Walker provides consulting services to STI and Exigent. See Certain Relationships and Related Transactions. The compensation committee is continuing to work on a stock incentive plan which may use Exigent's Class B Common Shares. The Class B Common Shares would be convertible to Common Shares based upon a participant's performance

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to ownership of issued and outstanding stock and warrants of the Issuer by management and 5% or greater shareholders as of April 1, 1997:


                                                       Total Number of          Percent
                                                       Securities Owned           of
Name and Address               Title of Class          Beneficially (1)         Class (2)
-----------------------------------------------------------------------------------------
Dean W. Boley                     Common                    738,402                19%
832 Palmetto Terrace         Class A Preferred              110,632                16%
Oviedo, Florida                  Warrants                    74,610                 7%
-----------------------------------------------------------------------------------------
Jeffrey C. Clift                  Common                     11,886                  *
571 Wethersfield Place       Class A Preferred                1,781                  *
Melbourne, Florida               Warrants                     1,200                  *
-----------------------------------------------------------------------------------------
Jack D. Daily                     Common                     17,934                  *
135 Moncure Drive            Class A Preferred                2,687                  *
Alexandria, Virginia             Warrants                     1,812                  *
-----------------------------------------------------------------------------------------
Rudiger D. Lichti                 Common                    338,352                 9%
304 Palm Court               Class A Preferred               50,694                 7%
Indialantic,  Florida            Warrants                    34,188                 3%
-----------------------------------------------------------------------------------------
William K. Presley                Common                     15,546                  *
635 Kenwood Court            Class A Preferred                2,329                  *
Satellite Beach, Florida         Warrants                     1,572                  *
-----------------------------------------------------------------------------------------
Don F. Riordan, Jr.               Common                    344,118                 9%
414 LaCosta Street             A Preferred                   51,558                 7%
Melbourne Beach, Florida         Warrants                    34,770                 3%
-----------------------------------------------------------------------------------------
Daniel J. Stark                   Common                    737,430                19%
5180 Sandlake Drive          Class A Preferred              110,486                16%
Melbourne, Florida               Warrants                    74,514                 7%
-----------------------------------------------------------------------------------------
James A. Traficant                Common                     59,004                 2%
8305 Peach Court             Class A Preferred                8,840                 1%
Fairfax Station, Virginia        Warrants                     5,964                 1%
-----------------------------------------------------------------------------------------
P. Bradley Walker (3)             Common                    165,730                 4%
12 Green Brier               Class A Preferred                    0                 0%
Parkersburg, West Virginia       Warrants                   102,000                10%
-----------------------------------------------------------------------------------------
STI ESOP (4)                      Common                  2,275,212                52%
1226 Evans Road              Class A Preferred              340,886                49%
Melbourne, Florida               Warrants                   229,896                21%
-----------------------------------------------------------------------------------------
Total number of shares            Common                  2,099,592                48%
owned by directors and       Class A Preferred              289,740                43%
 executive officers as a         Warrants                   297,402                29%
 group
-----------------------------------------------------------------------------------------

* Less than 1%.

(1) Except as described below, all owners have sole voting power and sole investment power over all shares listed. The number of shares owned does not include shares allocated to such person's account in the ESOP, but does include the number of Common Shares which may be received if the listed Class A Preferred Shares are converted to Common Shares and the listed Warrants are exercised.

(2) These figures include the Common Shares which could be received by the listed holder upon conversion of Class A Preferred Shares. These figures also include only Common Shares which could be issued upon the conversion of the outstanding Common Stock Purchase Warrants held by the listed holders. Holders of the warrants could receive up to 1,070,270 Common Shares upon exercise of the warrants.

(3) The Shares and Warrants listed as beneficially owned by Mr. Walker are owned by The Walker Group, Inc. which received shares and warrants as a shareholder of Monogenesis Corporation in the distribution by Monogenesis to its shareholders. Mr. Walker is Chairman and control shareholder of The Walker Group, Inc. In addition, Joseph Walker & Sons, Inc. which employs Mr. Walker as a consultant received warrants from STI as compensation for services which warrants were exchanged for warrants of the Issuer.

(4)  The ESOP shares are voted by the trustee, Don Riordan.

Item 13.   Certain Relationships and Related Transactions

   Brad Walker, a director of STI from March of 1996 to January of 1997 and a director of Exigent since May of 1996, provides consulting services to Exigent and STI through Joseph Walker & Sons, Inc. ("JWSI") which received $94,620 in consulting fees from STI during the past year as well as warrants. See Security Ownership of Certain Beneficial Owners and Management. Of that amount, $45,000 was paid for completion of the obligations under the agreement between STI and JWSI. JWSI also expects to provide consulting services to Exigent and STI in the future from which fees Mr. Walker is expected to benefit.

   In addition, Mr. Walker is Secretary of Monogenesis Corporation which received shares of stock and warrants of Exigent which it distributed to its shareholders in connection with a registration statement. He is also Chairman and control shareholder of The Walker Group, Inc. which received shares of stock of the Issuer from Monogenesis in the distribution.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements
        Independent Auditor's Report - March 26, 1997
        Consolidated Balance Sheets - January 31, 1997 and 1996
        Consolidated Statements of Income - For the Years Ended January 31,
          1997, 1996 and 1995
        Consolidated Statements of Changes in Stockholders' Equity -For the
          Years Ended January 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows - For the Years Ended January 31, 1997, 1996 and 1995

        Notes to Financial Statements - For the Years Ended January 31, 1997, 1996 and 1995
   (2)  None
   (3)  Exhibits Index

                                                                             Exhibit         Page
                                                                           Table Number     Number
                                                                           ------------     ------
I.  Plan of Acquisition, Reorganization, Arrangement,                            2             *
    Liquidation or Succession

    (i)   Stock Purchase Agreement and Plan of                                                 *
          Reorganization (excluding all Schedules except 1.1)

    (ii)  Amendment to Stock Purchase Agreement and Plan of                                    *
          Reorganization

II.  Articles of Incorporation and Bylaws                                        3

     (i)  Certificate of Incorporation of Exigent International,                               *
          Inc.

    (ii)  Amended and Restated Certificate of Incorporation of                                 +
          Exigent International, Inc.

    (iii) Bylaws of Exigent International, Inc.                                                *

III. Material Contracts                                                         10

   (i)    Agreement Between Exigent International, Inc. and                                    *
          Transfer Agent

   (ii)   Common Stock Purchase Warrant Agreement Between                                      *
          Exigent International, Inc. and Warrant Agent

   (iii)  Contract Between Motorola, Inc. Government and                                       x
          Systems Technology Group, Satellite Communications
          Division and Software Technology, Inc.

   (iv)   Contract Between Naval Research Laboratory and                                       *
          Software Technology, Inc.

   (v)    Subcontract/Purchase Order Between Lockheed-Martin                                   x
          Federal Systems Company and Software Technology, Inc.

                                                                             Exhibit         Page
                                                                           Table Number     Number
                                                                           ------------     ------
    (vi)  Purchase Orders from Allied Signal Technical Services
          Corporation                                                                          +

IV.  Subsidiaries of the Registrant                                            21              *

V. Consent of Experts                                                          23

     (i)  Consent of Hoyman, Dobson & Company, P.A., Certified                                49
          Public Accountants

VI. Financial Data Schedule                                                    27

* Previously filed as an exhibit to the Registration Statement on Form S-1 of Exigent International, Inc. which became effective January 30, 1997.
+ Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the above described Registration Statement.
x Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the above described Registration Statement.

(b)  No reports have been filed on Form 8-K.
(c)  See (a)(3).
(d)  None

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exigent International, Inc.


 By:  /s/ Jeffrey C. Clift
      ----------------------------
      Jeffrey C. Clift, President

Date: April 30, 1997

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jeffrey C. Clift                                    on  April 30, 1997
----------------------------------------------------
Jeffrey C. Clift, President, Chief Executive Officer


/s/ Don F. Riordan, Jr.                                 on  April 30, 1997
----------------------------------------------------
Don F. Riordan, Jr., Chief Financial Officer

   The following are at least a majority of the directors of Exigent International, Inc.:

/s/ Jeffrey C. Clift                                    on  April 30, 1997
----------------------------------------------------
Jeffrey C. Clift

/s/ Don F. Riordan, Jr.                                 on  April 30, 1997
----------------------------------------------------
Don F. Riordan, Jr.

/s/ Daniel J. Stark                                     on  April 30, 1997
----------------------------------------------------
Daniel J. Stark

/s/ William K. Presley                                  on  April 30, 1997
----------------------------------------------------
William K. Presley