Form 10-Q
period 1997-04-30
EXIGENT INTERNATIONAL INC
filed 1997-06-13
CIK 1015854

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1997

                        Commission File Number 333-5753


                          Exigent International, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                   59-3379927
   (State of incorporation)                         (IRS Employer
                                                Identification Number)

               ------------------------------------------------


                                1225 Evans Road
                        Melbourne, Florida   32904-2314
                    (Address of principal executive offices)

                                 (407) 723-3999
              (Registrant's telephone number, including area code)


               ------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.               Yes X   No
                                                           ---    ---

     The number of shares outstanding of the registrants' only class of common stock on June 1, 1997 was 3,786,475.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                            Page
                                                                            ----

Consolidated Balance Sheets - April 30, 1997 and January 31, 1997............  2

Consolidated Statements of Income and Retained Earnings -- For the
     Three Months Ended April 30, 1997 and 1996..............................  4

Consolidated Statements of Cash Flows -- For the Three Months
     Ended April 30, 1997 and 1996...........................................  5

Notes to Consolidated Financial Statements...................................  8

                          EXIGENT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            April 30,     January 31,
                                                              1997            1997
                                                          (unaudited)
                                                         -------------   -------------
CURRENT ASSETS
     Cash and cash equivalents                           $        -      $     428,705
     Accounts receivable, pledged                            5,263,150       2,909,746
     Costs and estimated earnings in excess of billings
       on uncompleted contracts, pledged                     3,068,462       3,836,828
     Prepaid expenses                                           77,932          60,428
     Income taxes receivable                                   615,163         796,143
     Deferred income taxes                                     440,000         333,000
                                                         -------------   -------------

       TOTAL CURRENT ASSETS                                  9,464,707       8,364,850
                                                         -------------   -------------

PROPERTY AND EQUIPMENT, pledged
     Cost                                                    4,139,565       4,043,152
     Accumulated depreciation                               (2,385,524)     (2,195,150)
                                                         -------------   -------------

       NET PROPERTY AND EQUIPMENT                            1,754,041       1,848,002
                                                         -------------   -------------

OTHER ASSETS
     Research and development costs, net of
       accumulated amortization                                980,870         663,599
     Organization costs                                         11,398          11,398
     Deposits                                                   38,516          40,611
     Cash surrender value of life insurance                     17,698          20,269
                                                         -------------   -------------

       TOTAL OTHER ASSETS                                    1,048,482         735,877
                                                         -------------   -------------

       TOTAL ASSETS                                      $  12,267,230   $  10,948,729
                                                         =============   =============

        The accompanying notes are an integral part of this statement.

                          EXIGENT INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              April 30,     January 31,
                                                                1997           1997
                                                             (unaudited)
                                                            -------------  -------------
CURRENT LIABILITIES
     Line of credit                                         $   1,215,116  $     182,000
     Accounts payable                                             628,213      1,100,123
     Accrued expenses                                           2,332,122      2,179,200
     Billings in excess of costs and
       estimated earnings on uncompleted contracts                680,724        418,426
     Current portion, long-term debt                              246,942        248,775
                                                            -------------  -------------
       TOTAL CURRENT LIABILITIES                                5,103,117      4,128,524
                                                            -------------  -------------
LONG-TERM LIABILITIES
     Long-term debt, less current portion                         244,444        311,111
     Deferred income taxes                                        368,000        246,000
     Other liabilities                                              5,568          5,541
                                                            -------------  -------------
       TOTAL LONG-TERM LIABILITIES                                618,012        562,652
                                                            -------------  -------------
       TOTAL LIABILITIES                                        5,721,129      4,691,176
                                                            -------------  -------------
STOCKHOLDERS' EQUITY
     Class A preferred shares, $.01 par value 5,000,000
       shares authorized, 697,320 issued and outstanding at
       April 30, 1997 and January 31, 1997, $2,50 per share
       liquidation/dissolution preference                           6,973          6,973
     Common stock, $.01 par value, 30,000,000 shares
       authorized, 3,786,475 and 3,786,600 issued and
       outstanding at April 30, 1997 and January 31, 1997,
       respectively                                                37,866         37,866
     Class D Common stock, $.01 par value, 600,000 shares
       authorized, no shares issued or outstanding                  -              -
     Paid in capital                                            1,407,915      1,407,915
     Retained earning                                           5,093,347      4,804,799
                                                            -------------  -------------
       TOTAL STOCKHOLDERS' EQUITY                               6,546,101      6,257,553
                                                            -------------  -------------
       TOTAL LIABILITIES AND STOCKHOLDERS
       EQUITY                                               $  12,267,230  $  10,948,729
                                                            =============  =============

        The accompanying notes are an integral part of this statement.

                          EXIGENT INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                           For the Three Months Ended April
                                                         30,
                                           ---------------------------------
                                               1997                 1996
                                            (unaudited)         (unaudited)
                                           -------------       -------------
REVENUES FROM SERVICES                     $   8,114,034       $   7,110,664
COST OF SALES                                 (6,329,502)         (5,625,230)
                                           -------------       -------------
GROSS PROFIT                                   1,784,532           1,485,434
GENERAL AND ADMINISTRATIVE EXPENSES           (1,270,791)         (1,075,783)
RESEARCH AND DEVELOPMENT COSTS                     -                 (22,543)
                                           -------------       -------------
OPERATING INCOME                                 513,741             387,108
                                           -------------       -------------
OTHER INCOME (EXPENSE)
  Interest income                                    139               4,026
  Interest expense                               (28,082)             (6,006)
                                           -------------       -------------
  TOTAL OTHER INCOME (EXPENSE)                   (27,943)             (1,980)
                                           -------------       -------------
INCOME BEFORE INCOME TAXES                       485,798             385,128
INCOME TAX EXPENSE                              (197,250)           (153,465)
                                           -------------       -------------
NET INCOME                                 $     288,548       $     231,663
                                           =============       =============
EARNINGS PER SHARE - PRIMARY               $         .06       $         .06
                                           =============       =============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - PRIMARY                        4,483,899           3,859,092
                                           =============       =============
EARNINGS PER SHARE - FULLY DILUTED         $         .06       $         .06
                                           =============       =============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - FULLY DILUTED                  4,483,899           3,859,092
                                           =============       =============

        The accompanying notes are an integral part of this statement.

                          EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Three Months Ended April 30,
                                                         ------------------------------------
                                                              1997                 1996
                                                           (unaudited)          (unaudited)
                                                         ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                           $     6,793,865      $     7,817,101
  Interest received                                                  139                4,026
  Cash paid to suppliers and employees                        (7,709,475)          (6,455,524)
  Interest paid                                                  (28,082)              (6,006)
  Income taxes paid                                                -                 (366,999)
                                                         ---------------      ---------------
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                        (943,553)             992,598
                                                         ---------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisition of capital assets                   (103,123)            (481,361)
  Cash paid for organizational costs                               -                  (11,398)
  Cash paid for capitalized research and development            (346,645)             (40,056)
                                                         ---------------      ---------------
  NET CASH USED IN INVESTING ACTIVITIES                         (449,768)            (532,815)
                                                         ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit                          1,033,116                -
  Proceeds from issuance of long-term debt                         -                  800,000
  Principal payments on long-term debt                           (68,500)             (46,125)
                                                         ---------------      ---------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                      964,616              753,875
                                                         ---------------      ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   (428,705)           1,213,658
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   428,705              270,084
                                                         ---------------      ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $         -          $     1,483,742
                                                         ===============      ===============

        The accompanying notes are an integral part of this statement.

                          EXIGENT INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                      For the Three Months Ended April
                                                                                     30,
                                                                    ------------------------------------
                                                                          1997                 1996
                                                                      (unaudited)           (unaudited)
                                                                    --------------        --------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                        $      288,548        $      231,663
                                                                    --------------        --------------
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                          226,458               176,412
    Increase in accounts receivable                                     (2,591,089)             (698,503)
    Decrease on costs and estimated earnings in excess of
      billings on uncompleted contracts                                  1,006,051             1,603,279
    Decrease (increase) in prepaid expenses                                (17,504)               95,398
    Increase in deferred income tax asset                                 (107,000)              (64,000)
    Decrease (increase) in income taxes receivable                         180,980               (14,704)
    Decrease (increase) in deposits                                          2,095                  (100)
    Decrease in cash surrender value of life insurance                       2,571                 -
    Decrease in accounts payable                                          (471,910)              (77,278)
    Increase in accrued expenses                                           152,922                73,570
    Increase (decrease) in billings in excess of costs and
      estimated earnings on uncompleted  contracts                         262,298              (198,339)
    Decrease in income taxes payable                                         -                  (134,831)
    Increase in deferred income tax liability                              122,000                 -
    Increase in other liabilities                                               27                    31
                                                                    --------------        --------------
    Total adjustments                                                   (1,232,101)              760,935
                                                                    --------------        --------------
NET CASH  PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                          $     (943,553)       $      992,598
                                                                    ==============        ==============

        The accompanying notes are an integral part of this statement.

                          EXIGENT INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

At January 31, 1996 the Company had accrued $1,375,959 in bonus and ESOP payments. The Company paid $175,188 of this amount in cash during the three months ended April 30, 1996. In addition, the Company issued 46,986 shares of treasury stock at a cost of $4.25 per share for accrued bonuses of $199,690 and 38,600 shares of treasury stock at a cost of $4.25 per share for the ESOP payable of $164,050. The remaining balance $837,031, representing the difference between the cost and market value of the treasury stock issued, was recorded as additional paid in capital when the shares were issued.

                          EXIGENT INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The condensed consolidated financial statements for the three month periods ended April 30, 1997 and April 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.


NOTE 2 - LINE OF CREDIT

STI has a $1,800,000 line of credit available from a bank as of April 30, 1997 and January 31, 1997, respectively. The note bears interest on the unpaid principal balances at an interest rate per annum equal to the bank's prime rate plus .25%. As of April 30, 1997 and January 31, 1997 the outstanding draws against the lines were $1,215,116 and $182,000, respectively. The prime rate at April 30, 1997 and January 31, 1997 was 8.50% and 8.25%, respectively. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

The weighted average interest rate on short-term borrowings outstanding at April 30, 1997 and January 31, 1997 was 8.63% and 8.50%, respectively.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company has outstanding purchase commitments of $ 1,711,531 and $1,622,159 as of April 30, 1997 and January 31, 1997, respectively. These represent outstanding purchase orders for which neither the item nor invoice has been received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is management's discussion and analysis of (i) the consolidated financial condition as of April 30, 1997 compared with the fiscal year ended January 31, 1997, and (ii) the consolidated results of operations for the three months ended April 30, 1997 and 1996, of Exigent International, Inc. and its subsidiaries (collectively, "Exigent"). It should be read together with Exigent's Form 10-K for fiscal year 1997.

     Liquidity. As of April 30, 1997, Exigent's ratio of current assets to current liabilities was 2.0 which is comparable to 1.9 for the year ended January 31, 1997. The quick liquidity ratios were also comparable at 1.7 and
1.6 for the three months ended April 30, 1997 and year ended January 31, 1997, respectively.

     Exigent's cash portfolio (cash and cash equivalents) decreased $(428,705) at April 30, 1997. The decrease is due to: cash used in operating activities of $(943,553), cash used in investing activities of $(449,768) and cash provided by financing activities of $964,616. The cash used in operating activities decreased primarily due to an increase in cash due from customers and a decrease in accounts payable. The increase in cash provided by financing activities increased due to drawing on the line of credit to reduce the accounts payable and to fund research and development. Exigent's cash portfolio increased $1,213,658 at April 30, 1996. The increase is due to: cash provided by operating activities of $992,598, cash used in investing activities of $(532,815) and cash provided by financing activities of $753,875. The increase in cash used in operating activities is primarily due to a smaller receivable balance in the first quarter of 1997 compared to the first quarter of 1998 due mainly to timing of collections.

     In the three months ended April 30, 1997 Exigent acquired $103,123 of capital assets compared to $481,361 in the three months ended April 30, 1996. This was due primarily to Exigent acquiring capital assets in the first quarter of 1997, specifically computing resources, required under commercial contracts obtained by Exigent during that period. Capital for equipment purchases is expected to slow for the next two fiscal years as Exigent has now modernized and acquired sufficient computer resources for expected operations. In the three months ended April 30, 1997 and April 30, 1996, Exigent has also spent $346,645 and $40,056, respectively, in capitalized research and development costs to develop new products. The increase in the first quarter of fiscal year 1998 resulted from costs incurred in developing FotoTag(TM) and developing product enhancements.

       General and administrative expenses for the three months ended April 30, 1997 were $1,270,791, 18% or $195,008 higher than expenses of $1,075,783 for the three months ended April 30, 1996. This increase resulted mainly from a $54,000 increase in marketing costs, a $66,000 increase in administrative costs and a $38,000 increase in travel costs. Management believes existing cash, funds generated by operations and the available line of credit will be sufficient to meet Exigent's operating and debt service requirements in fiscal year 1998.

     Analysis of Operations. Sales for the three months ending April 30, 1997 were $8,114,034, up 14% from sales of $7,110,664 for the three months ended April 30, 1996. The breakdown between government and commercial sales for each of the three month periods follows:

                   April 30, 1997            April 30, 1996
                   --------------            --------------
     Government    $    5,010,146    62%     $    4,296,779    60%
     Commercial         3,103,888    38%          2,813,885    40%
                   --------------   ----     --------------   ----
                   $    8,114,034   100%     $    7,110,664   100%
                   ==============   ====     ==============   ====

     Gross profit was consistent at $1,784,532 (22.0% of sales) compared to $1,485,434 (20.9% of sales) for the three months ended April 30, 1997 and April 30, 1996, respectively. Net income remained consistent at $288,548 (3.6% of sales) for the three months ended April 30, 1997 with $231,663 (3.3% of sales) for the three months ended April 30, 1996.

     Fiscal year 1995 saw Software Technology, Inc. ("STI"), Exigent's wholly owned and primary operating subsidiary, obtain its first significant commercial contracts from Motorola, Inc. when it was engaged to provide satellite ground station software for a constellation of satellites that will provide a direct link with portable handsets for worldwide cellular telephone service. The Motorola multi year contract allowed STI to leverage its technology into the commercial arena. In fiscal year 1996, STI repeated this feat by winning a contract to provide similar software for the Global Positioning Satellite (GPS) System. With these two contracts, STI is involved in the two premier satellite endeavors taking place today.

     The current contract base provides sufficient backlog to maintain STI through fiscal year 1998. The backlog as of April 30, 1997 for commercial and government contracts was $28,056,843. STI invested in excess of $2,000,000 over the last two years in its premier software product OS/COMET. This investment facilitated the significant contract awards that management believes would have been impossible otherwise. Commitment to maintain support for the product will continue through fiscal year 1998 and is necessary to deliver the services under contract.

     STI continued development on a new commercial software product FotoTag(TM), and has invested approximately $150,000 during fiscal years 1997 and 1998. Management is committed to support the development of this product which will continue through fiscal year 1998. Exigent has formed FotoTag, Inc. as a wholly owned subsidiary and STI transferred the FotoTag software into the new company on May 1, 1997.

     Exigent completed expansion of its corporate headquarters in February of 1996 and has already begun the planning for another expansion to the headquarters during fiscal year 1998 to facilitate its increased commercial activity. These increased facility costs should not affect Exigent's overhead as these increases were made to accommodate existing needs and not future expansion. The commercial satellite business is projected to continue with strong sales worldwide and is expected to show moderate increases throughout the end of the decade, providing additional opportunities for Exigent.

     Demand for software engineers is expected to provide new opportunities for Exigent, but will place a premium on the efforts to retain the current work force. This risk will put additional pressure on overall payroll costs, but should be an industry wide phenomenon. Management believes that benefits offered by Exigent remain above the level of its competition and should help to stabilize its workforce. Overhead costs for benefits should remain flat and maintain the same percentage of wages for fiscal year 1998. Management believes it is important that Exigent not reduce benefits while the software engineer demand remains high. To do so and hold costs stable has been a management challenge and will continue to be so in the near future. Maintaining Exigent's comprehensive benefit plan will also facilitate its ability to sustain an effective recruiting campaign.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     Exigent does not have any market risk sensitive instruments.


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     There are no material pending legal proceedings to which Exigent or its subsidiaries or their properties are a party, or were a party during the first quarter of fiscal 1998.

Item 2.   Changes in Securities.

     There have been no changes in the instruments defining the rights of holders of any class of securities of Exigent or material limitations or qualifications of the rights evidenced by any class of securities of Exigent.

     No equity securities of Exigent have been sold during the period covered by this report.

     In connection with certain financing, STI is prohibited from declaring or paying dividends in excess of the lesser of 25% of net income or $100,000 without prior approval by the lender.

Item 3.   Defaults Upon Senior Securities.

     There have been no material defaults with respect to any indebtedness of Exigent and its subsidiaries which exceeds 5% of its total assets.

     There is no arrearage with respect to the payment of dividends on any class of preferred stock of Exigent or its subsidiaries.

Item 4.   Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of security holders of Exigent during the first quarter of fiscal 1998.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits Index

                                                                           Exhibit       Page
                                                                        Table Number    Number
                                                                        ------------    ------
I.  Articles of Incorporation and Bylaws                                      3

    (i)    Certificate of Incorporation of Exigent International,            (i)           *
           Inc.

    (ii)   Amended and Restated Certificate of Incorporation                 (i)           +
           of Exigent International, Inc.

    (iii)  Bylaws of Exigent International, Inc.                            (ii)           *

III. Material Contracts                                                      10

    (i)    Agreement Between Exigent International, Inc. and                               *
           Transfer Agent

    (ii)   Common Stock Purchase Warrant Agreement                                         *
           Between Exigent International, Inc. and Warrant
           Agent

    (iii)  Contract Between Motorola, Inc. Government and                                  x
           Systems Technology Group, Satellite
           Communications Division and Software
           Technology, Inc.

    (iv)   Contract Between Naval Research Laboratory and                                  *
           Software Technology, Inc.

    (v)    Subcontract/Purchase Order Between Lockheed-                                    x
           Martin Federal Systems Company and Software
           Technology, Inc.

    (vi)   Purchase Orders from Allied Signal Technical                                    +
           Services Corporation

VI. Financial Data Schedule                                                  27           14

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Exigent International, Inc.


                              By: /s/ Don F. Riordan, Jr.
                                  ------------------------------------------
                                  Don F. Riordan, Jr., Secretary

                              Date: June 12, 1997



                              By: /s/ Don F. Riordan, Jr.
                                  ------------------------------------------
                                  Don F. Riordan, Jr., Chief Financial Officer

                              Date: June 12, 1997