Form 10-Q
period 1997-07-31
EXIGENT INTERNATIONAL INC
filed 1997-09-12
CIK 1015854

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No ___
                                                  ---

     The number of shares outstanding of the registrants' only class of common stock on September 1, 1997 was 3,786,475.

                        PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----

Item 1.  Financial Statements.                                                                     2

Consolidated Balance Sheets - July 31, 1997 and January 31, 1997                                   2

Consolidated Statements of Income - For the Six Months Ended July 31, 1997 and 1996                4

Consolidated Statements of Income - For the Three Months Ended July 31, 1997 and 1996              5

Consolidated Statements of Cash Flows - For the Six Months Ended July 31, 1997 and 1996            6

Notes to Consolidated Financial Statements                                                         9

Item 2.  M D & A.                                                                                 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                              13

PART II - OTHER INFORMATION                                                                       14

Item 1.  Legal Proceedings.                                                                       14

Item 2.  Changes in Securities.                                                                   14

Item 3.  Defaults Upon Senior Securities.                                                         14

Item 4.  Submission of Matters to Vote of Security Holders.                                       14

Item 5.  Other Information.                                                                       15

Item 6.  Exhibits and Reports on Form 8-K.                                                        16

                          EXIGENT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    July 31, 1997            January 31,
                                                                     (unaudited)                1997
                                                                  -----------------       -----------------
CURRENT ASSETS
    Cash and cash equivalents                                           $     7,250             $   428,705
    Accounts receivable, pledged                                          3,253,076               2,909,746
    Costs and estimated earnings in excess of billings
    on uncompleted contracts, pledged                                     3,524,730               3,836,828
    Prepaid expenses                                                         58,241                  60,428
    Deferred income taxes                                                   380,000                 333,000
    Income taxes receivable                                                 696,000                 796,143
                                                                        -----------             -----------

    TOTAL CURRENT ASSETS                                                  7,919,297               8,364,850
                                                                        -----------             -----------


PROPERTY AND EQUIPMENT, pledged
    Cost                                                                  3,958,808               4,043,152
    Accumulated depreciation                                             (2,537,863)             (2,195,150)
                                                                        -----------             -----------

    NET PROPERTY AND EQUIPMENT                                            1,420,945               1,848,002
                                                                        -----------             -----------

OTHER ASSETS
    Research and development costs, net of
    accumulated amortization                                              1,549,398                 663,599
    Organization costs                                                       11,398                  11,398
    Deposits                                                                 40,516                  40,611
    Cash surrender value of life insurance                                   17,698                  20,269
                                                                        -----------             -----------

    TOTAL OTHER ASSETS                                                    1,619,010                 735,877
                                                                        -----------             -----------

    TOTAL ASSETS                                                        $10,959,252             $10,948,729
                                                                        ===========             ===========

       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                July 31, 1997             January 31,
                                                                 (unaudited)                 1997
                                                               ----------------         ---------------
CURRENT LIABILITIES
    Line of credit                                                  $         -             $   182,000
    Accounts payable                                                    180,226               1,100,123
    Accrued expenses                                                  2,468,460               2,179,200
    Billings in excess of costs and
    estimated earnings on uncompleted contracts                         362,874                 418,426
    Current portion, long-term debt                                     245,070                 248,775
                                                                    -----------             -----------
    TOTAL CURRENT LIABILITIES                                         3,256,630               4,128,524
                                                                    -----------             -----------
LONG-TERM LIABILITIES
    Long-term debt, less current portion                                177,778                 311,111
    Deferred income taxes                                               613,947                 246,000
    Other liabilities                                                     5,587                   5,541
                                                                    -----------             -----------
    TOTAL LONG-TERM LIABILITIES                                         797,312                 562,652
                                                                    -----------             -----------
    TOTAL LIABILITIES                                                 4,053,942               4,691,176
                                                                    -----------             -----------
STOCKHOLDERS' EQUITY
    Class A Preferred Shares, $.01 par value 5,000,000
    shares authorized, 697,320 issued and outstanding at
    July 31, 1997 and January 31, 1997, respectively at
    $2.50 per share liquidation/dissolution preference                    6,973                   6,973
    Common Shares, $.01 par value, 30,000,000 shares
    authorized, 3,786,475 and 3,786,600 issued and
    outstanding at July 31, 1997 and January 31, 1997,
    respectively                                                         37,866                  37,866
    Class B Common Shares, $.01 par value, 600,000 shares
    authorized, no shares issued or outstanding                               -                       -
    Paid in capital                                                   1,407,915               1,407,915
    Retained earnings                                                 5,452,556               4,804,799
                                                                    -----------             -----------
    TOTAL STOCKHOLDERS' EQUITY                                        6,905,310               6,257,553
                                                                    -----------             -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $10,959,252             $10,948,729
                                                                    ===========             ===========

       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                For the Six Months Ended July 31,
                                                           --------------------------------------------
                                                                1997                          1996
                                                            (unaudited)                   (unaudited)
                                                           --------------                --------------
REVENUES FROM SERVICES                                     $   16,771,603                $   14,396,445

COST OF SALES                                                  (9,142,324)                   (8,185,783)
                                                           --------------                --------------
GROSS PROFIT                                                    7,629,279                     6,210,662

GENERAL AND ADMINISTRATIVE EXPENSES                            (6,522,493)                   (5,741,109)
RESEARCH AND DEVELOPMENT COSTS                                          -                             -
                                                           --------------                --------------
OPERATING INCOME                                                1,106,786                       469,553
                                                           --------------                --------------
OTHER INCOME (EXPENSE)
      Interest income                                               2,346                        30,634
      Interest expense                                            (46,245)                      (22,394)
                                                           --------------                --------------
      TOTAL OTHER INCOME (EXPENSE)                                (43,899)                        8,240
                                                           --------------                --------------
INCOME BEFORE INCOME TAXES                                      1,062,887                       477,793

INCOME TAX EXPENSE                                               (415,130)                     (186,339)
                                                           --------------                --------------
NET INCOME                                                 $      647,757                $      291,454
                                                           ==============                ==============
EARNINGS PER SHARE - PRIMARY                               $         0.14                $         0.08
                                                           ==============                ==============
WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - PRIMARY                                     4,483,847                     3,859,092
                                                           ==============                ==============
EARNINGS PER SHARE - FULLY DILUTED                         $         0.14                $         0.08
                                                           ==============                ==============
WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - FULLY DILUTED                               4,483,847                     3,859,092
                                                           ==============                ==============

       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                       For the Three Months Ended July 31,
                                                       -----------------------------------
                                                            1997                1996
                                                         (unaudited)         (unaudited)
                                                       ---------------     ---------------
REVENUES FROM SERVICES                                 $    8,657,569      $    7,285,781
COST OF SALES                                              (2,812,822)         (2,560,553)
                                                       ---------------     ---------------
GROSS PROFIT                                                5,844,747           4,725,228

GENERAL AND ADMINISTRATIVE EXPENSES                        (5,251,702)         (4,665,326)
RESEARCH AND DEVELOPMENT COSTS                                      -                   -
                                                       ---------------     ---------------
OPERATING INCOME                                              593,045              82,445
                                                       ---------------     ---------------
OTHER INCOME (EXPENSE)
      Interest income                                           2,207              26,608
      Interest expense                                        (18,163)            (16,388)
                                                       ---------------     ---------------
      TOTAL OTHER INCOME (EXPENSE)                            (15,956)             10,220
                                                       ---------------     ---------------
INCOME BEFORE INCOME TAXES                                    577,089              92,665

INCOME TAX EXPENSE                                           (217,880)            (32,874)
                                                       ---------------     ---------------
NET INCOME                                             $      359,209      $       59,791
                                                       ===============     ===============
EARNINGS PER SHARE - PRIMARY                           $         0.08      $         0.02
                                                       ===============     ===============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - PRIMARY                                  4,483,847           3,859,092
                                                       ===============     ===============
EARNINGS PER SHARE - FULLY DILUTED                     $         0.08      $         0.02
                                                       ===============     ===============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - FULLY DILUTED                            4,483,847           3,859,092
                                                       ===============     ===============

       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Six Months Ended July 31,
                                                                 --------------------------------------------
                                                                       1997                        1996
                                                                   (unaudited)                  (unaudited)
                                                                 ----------------            ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                                $     16,687,390            $    15,360,256
     Interest received                                                      2,346                     30,633
     Cash paid to suppliers and employees                             (15,869,077)               (13,072,478)
     Interest paid                                                        (46,245)                   (22,394)
     Income taxes paid                                                          -                   (660,338)
     Income tax refunds received                                            5,960                          -
                                                                 ----------------            ---------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                            780,374                  1,635,679
                                                                 ----------------            ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisition of capital assests                         (87,812)                  (516,960)
     Cash paid for capitalized research and development                  (794,979)                   (80,111)
                                                                 ----------------            ---------------
     NET CASH USED IN INVESTING ACTIVITIES                               (882,791)                  (597,071)
                                                                 ----------------            ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit                                 (182,000)                   800,000
     Principal payments on long-term debt                                (137,038)                  (114,507)
                                                                 ----------------            ---------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (319,038)                   685,493
                                                                 ----------------            ---------------

NET INCREASE/(DECREASE) IN CASH AND CASH
EQUIVALENTS                                                              (421,455)                 1,724,101

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            428,705                    270,084
                                                                 ----------------            ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $          7,250            $     1,994,185
                                                                 ================            ===============

       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                   For the Six Months Ended July 31,
                                                             ----------------------------------------------
                                                                    1997                       1996
                                                                 (unaudited)                (unaudited)
                                                             -------------------        -------------------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
 (USED IN) OPERATING ACTIVITIES:
    Net income                                               $         647,757          $        291,454
                                                             -------------------        -------------------
    Adjustments to econcile net income to net cash
    provided by(used in)operating activities:
     Depreciation and amortization                                     424,245                   349,353
     Increase in accounts receivable                                  (343,330)                 (275,859)

     Decrease in costs and estimated earnings in
      excess of billings on uncompleted contracts                      312,098                 1,436,352
     Decrease in Prepaid expenses                                        2,187                    95,454
     Increase in deferred income tax asset                                (47,000)                  (69,000)
     Decrease (increase) in income taxes receivable                    100,143                  (101,000)
     Decrease in deposits (increase)                                        95                      (100)
     Decrease in cash surrender value of life insurance                  2,571                     1,657
     Decrease in accounts payable                                     (919,897)                  (60,921)
     Increase in accrued expenses                                      289,064                   210,283
     Decrease in billings in excess of costs and
      estimated earnings on uncompleted contracts                      (55,552)                 (198,339)
     Decrease in income taxes payable                                        -                  (304,000)
     Increase in deferred income tax liability                         367,947                         -
     Increase in other liabilities                                          46                        60
     Non cash stock bonus                                                    -                   260,285
                                                               ---------------          ------------------
     Total adjustments                                                 132,617                 1,344,225
                                                               ---------------           -----------------

NET CASH  PROVIDED BY OPERATING ACTIVITIES                     $       780,374            $    1,635,679
                                                               ===============            ================

       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

At January 31, 1996 the Company had accrued $1,375,959 in bonus and ESOP payments. The Company paid $175,188 of this amount in cash during the six months ended July 31, 1996. In addition, the Company issued 46,986 shares of treasury stock at a cost of $4.25 per share for accrued bonuses of $199,690 and 38,600 shares of treasury stock at a cost of $4.25 per share for the ESOP payable of $164,050. The remaining balance $837,031, representing the difference between the cost and market value of the treasury stock issued, was recorded as additional paid in capital when the shares were issued.

On May 29, 1996 the Company accrued a $260,285 bonus and issued 18,552 shares of treasury stock at a cost of $4.25 per share, or $78,846, for bonus and management incentive awards. The Company's stock was valued at $14.03 on the date of the issuance, therefore, the difference between cost and market of $181,439 was recorded as additional paid in capital.

       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
                  NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The condensed consolidated financial statements for the six month and three month periods ended July 31, 1997 and July 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The results of operations for the six months ended July 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.


NOTE 2 - LINE OF CREDIT

STI had a $1,800,000 line of credit available from a bank as of July 31, 1997 and January 31, 1997, respectively. The note bears interest on the unpaid principal balances at an interest rate per annum equal to the bank's prime rate plus .25%. As of July 31, 1997 and January 31, 1997 the outstanding draws against the lines were $0 and $182,000, respectively. The line of credit was renewed effective August 15, 1997. The prime rate at July 31, 1997 and January 31, 1997 was 8.75% and 8.25%, respectively. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

An additional line of credit was entered into for $500,000 to fund the startup expenses associated with the new FotoTag/TM/ entity. This note will bear the same terms as the previously discussed line of credit. The note was signed in August with an effective date of June 15, 1997. No amounts have been drawn as of July 31, 1997.

The weighted average interest rate on short-term borrowings outstanding at July 31, 1997 and January 31, 1997 was 8.69% and 8.50%, respectively.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company had outstanding purchase commitments of $264,264 and $1,622,159 as of July 31, 1997 and January 31, 1997, respectively. These represent outstanding purchase orders for which neither the item nor invoice has been received.

The Company entered into an additional lease of facilities in the Colorado Springs area during June 1997. This additional space is required to satisfy anticipated market requirements.

NOTE 4 - SUBSEQUENT EVENTS

In August 1997 the Company entered into a term loan of $800,000 for the purchase of capital equipment. The note will bear interest at an interest rate per annum equal to the bank's prime rate plus .375%. The maturity date of the loan is three years from closing with monthly payments to begin on September 15, 1997. The maturity schedule for this note follows:

Unsecured note payable to bank, payable in thirty-six month installments of $22,222.22 plus interest at the aforementioned rate. Future maturities of this note as of July 31, 1997 are as follows:

                 Amount
              ------------
      1997        $111,111
      1998         266,667
      1999         266,667
      2000         155,555
              ------------
                  $800,000
              ============

In August 1997 the Company entered into a lease with Amplicon Financial to finance its upcoming capital expansion. The lease will have a credit line of $1,000,000 executable in $100,000 increments and will cover computer hardware and software, LAN equipment and furniture. The terms of the lease will be three years from the execution date of each increment. At the date of closing the Monthly Equivalent Lease Rate Factor ("MELRF") of 0.2859 may be adjusted upward in direct relation with any movement of the average yield of equally maturing U.S. Treasury Notes as quoted in the Wall Street Journal from a base rate of 5.75%.

During August the Company entered into employment agreements with key directors and officers of Exigent. Under these agreements the employees are entitled to eighteen months of pay under certain termination conditions. The potential liability is in the $130,000 to $325,000 range. In addition there are stock options which could be exercised at $2.25 per share or 110% of the market value whichever is greater.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS.

The following is management's discussion and analysis of (i) the consolidated financial condition as of July 31, 1997 as compared with the fiscal year ended January 31, 1997; and (ii) the consolidated results of operations for the six months ended July 31, 1997 and 1996, of Exigent International, Inc. and its subsidiaries (collectively "Exigent"). It should be read together with Exigent's form 10-K for fiscal year 1997.

LIQUIDITY As of July 31, 1997, Exigent's ratio of current assets to current liabilities was 2.4 compared to 1.9 for the year ended January 31, 1997. The quick liquidity ratios were up slightly to 2.1 from 1.7 for the six months ended July 31, 1997 versus the year ended January 31, 1997, respectively. These increases in the ratios were due to the reduction in the line of credit in the first six months of fiscal year 1998.

Exigent's cash portfolio (cash and cash equivalents) decreased $(421,455) at July 31, 1997. The decrease was due to cash provided in operating activities of $780,374, cash used in investing activities of $(882,791) and cash used in financing activities of $(319,038). The cash provided in operating activities was due primarily to an increase in net income. The increase in cash used for investing activities was due to two product developments currently underway. Exigent's cash portfolio increased $1,724,101 at July 31, 1996. The increase was due to cash provided by operating activities of $1,635,679, cash used in investing activities of $(597,071) and cash provided by financing activities of $685,493. The increase in cash used in operating activities was primarily the result of a lower receivable balance in the first half of fiscal year 1997 when compared to the first half of fiscal year 1998 due to the timing of collections.

In the six months ended July 31, 1997 Exigent acquired $87,812 of capital assets compared to $516,960 in the six months ended July 31, 1996. This was due primarily to the wholly owned subsidiary, Software Technology, Inc. ("STI") acquiring capital assets in the first half of fiscal year 1997, specifically computing resources, required under commercial contracts obtained by STI during that period. Capital for equipment needs is expected to continue as Exigent remains current with modern computing technologies. This expansion will be funded in part through an operating lease set up with Amplicon Financial. The lease will extend for a period of three years for each draw against the funding limit of $1,000,000. In the six months ended July 31, 1997 and July 31, 1996, Exigent also spent $794,979 and $80,111, respectively, in capitalized research and development costs to develop new products. The increase in the first half of fiscal year 1998 resulted from costs incurred in developing FotoTag/TM/ and developing product additions for the OS/COMET/TM/ product family. Exigent used $319,038 of cash during the first half of fiscal year 1998 to reduce its line of credit and long-term debt balances. For the first half of fiscal year 1997, Exigent borrowed $800,000 under the line of credit to fund the costs of going public and reduced long-term debt by $114,507.

General and administrative expenses for the six months ended July 31, 1997 were $6,522,493, 14% or $781,384 higher than expenses of $5,741,109 for the six months ended July 31, 1996. This increase resulted mainly from a $94,000 increase in marketing costs, a $30,000 increase in professional fees, and a $53,000 increase in travel costs and increases in other indirect expenses commiserate with the growth in revenue. Management believes existing cash, funds generated by operations and the available line of credit will be sufficient to meet Exigent's current operating and debt service requirements through fiscal year 1998 for the existing business.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996 Sales for the six months ending July 31, 1997 were $16,771,603 up 16% from sales of $14,396,445 for the six months ended July 31, 1996. The breakdown between government and commercial sales for each of the six-month periods follows:

                                  July 31, 1997                            July 31, 1996
                               -------------------                      -------------------
    Government                    $     10,203,501             61%         $      8,783,337               61%
    Commercial                           6,568,102             39%                5,613,108               39%
                               -------------------       --------       -------------------       ----------
                                  $     16,771,603            100%         $     14,396,445              100%
                               ===================       ========       ===================       ==========

Gross profit was consistent at $7,629,279 (45.5% of sales) compared to $6,210,662 (43.1% of sales) for the six months ended July 31, 1997 and July 31, 1996, respectively. Net income was up significantly at $647,757 (3.9% of sales) for the six months ended July 31, 1997 versus $291,454 (2.0% of sales) for the six months ended July 31, 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996: Sales for the three months ending July 31, 1997 were $8,657,569 up 18.8% from sales of $7,285,781 for the three months ended July 31, 1996. The breakdown between government and commercial sales for each of the three-month periods follows:

                                  July 31, 1997                            July 31, 1996
                               -------------------                      -------------------
    Government                    $      5,193,355             60%         $      4,486,558               62%
    Commercial                           3,464,214             40%                2,799,223               38%
                               -------------------       --------       -------------------       ----------
                                  $      8,657,569            100%         $      7,285,781              100%
                               ===================       ========       ===================       ==========

Gross profit was up slightly at $5,844,747 (67.5% of sales) compared to $4,725,228 (64.9% of sales) for the three months ended July 31, 1997 and July 31, 1996, respectively. Net income was up significantly at $359,209 (4.2% of sales) for the three months ended July 31, 1997 versus $59,791 (0.1% of sales) for the three months ended July 31, 1996. This significant difference was due largely to the cost incurred in preparation for going public in fiscal year 1997 and the good performance on commercial contract in fiscal year 1998.

ANALYSIS OF OPERATIONS: Fiscal year 1995 saw Exigent's wholly owned and primary operating subsidiary, STI obtain its first significant commercial contracts from Motorola, Inc. when it was engaged to provide satellite ground station software for a constellation of satellites that will provide a direct link with portable handsets for worldwide cellular telephone service. The Motorola, Inc. multi year contract allowed STI to leverage its technology into the commercial arena. In fiscal year 1996, STI repeated this feat by winning a contract to provide similar software for the Global Positioning Satellite (GPS) System. With these two contracts, STI is involved in the two premier satellite endeavors taking place today.

The current contract base provides sufficient backlog to maintain STI through FY 1998. The backlog as of July 31, 1997 for commercial and government contracts was $25,993,168. STI invested in excess of $2,000,000 over the last two years in its premier software product OS/COMET/TM/. This investment facilitated the significant contract awards that management believes would have been impossible otherwise. Commitment to maintain support for the product will continue and is necessary to deliver the services under contract.

Exigent continued development on a new commercial software product, FotoTag/TM/, and has invested approximately $190,000 during fiscal years 1997 and 1998. Management is committed to support the development of this product, which is planned to continue through the end of fiscal year 1998.

Exigent completed expansion of its corporate headquarters in February of 1996 and has signed a lease on a new building, currently under construction, to further expand its headquarters due to increased commercial activity. It is anticipated the current headquarter expansion will be complete by late in fiscal year 1998. In addition, Exigent signed a lease in June of 1997 to accommodate program requirements in the Colorado Springs area. These increased facility costs should not affect Exigent's overhead as these increases were made to accommodate existing needs. The commercial satellite business is projected to continue with strong sales worldwide and is expected to show moderate increases throughout the end of the decade, providing additional opportunities for Exigent.

Demand for software engineers is expected to provide new opportunities for Exigent, but will place a premium on the efforts to retain the current work force. This risk will put additional pressure on overall payroll costs, but is an industry wide phenomenon. Management believes that benefits offered by Exigent remain above the level of its competition and should help to stabilize its workforce. Overhead costs for benefits should remain flat and maintain the same percentage of wages for fiscal year 1998. Management believes it is important that Exigent not reduce benefits. To do so and hold costs stable has been a management challenge and will continue to be so in the near future. Maintaining Exigent's comprehensive benefit plan will also facilitate its ability to sustain an effective recruiting campaign.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Exigent does not have any market risk sensitive instruments.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     There are no material pending legal proceedings to which Exigent or its subsidiaries or their properties are a party, or were a party during the first half of fiscal 1998.

Item 2.  Changes in Securities.

     There have been no changes in the instruments defining the rights of holders of any class of securities of Exigent or material limitations or qualifications of the rights evidenced by any class of securities of Exigent.

     On June 11, 1997, Exigent adopted an incentive stock option plan under which options to purchase Exigent Common Shares have been granted to certain of its management. The options were granted to employees in return for services and entitle the employee to purchase Common Shares for $2.25 per share for thirty-six months from June 11, 1997. Options to purchase up to 550,000 Common Shares have been granted to nine employees. 50,000 options remain under the plan. Exigent claimed an exemption from registration under Section 4 (2) of the Securities Act of 1933 due to the small number and nature of the employees involved.

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

Item 4.  Submission of Matters to Vote of Security Holders.

     The following were matters submitted to the Company's shareholders of record as of June 11, 1997 to vote at the annual shareholders meeting held during the second quarter on July 30, 1997:

(a) Election of seven Directors for a term of one year and until their successors are duly elected:

                              Shares votes:    For            Withheld
     Dean     W. Boley         (incumbent)     4,198,785        2,865
     Jeff     C. Clift         (incumbent)     3,533.536      668,118
     William  K. Presley       (incumbent)     4,200,679          975
     Don      F. Riordan, Jr.  (incumbent)     4,201,279          375
     "Bernie" R. Smedley       (incumbent)     4,200,679          975
     Daniel   J. Stark         (incumbent)     4,189,427       12,227
     Philip   B. Walker        (incumbent)     4,201,279          375

(b) Ratify the appointment of Hoyman, Dobson & Company, P.A. as the Company's independent Certified Public Accountants for the audit of fiscal year 1997.
     Shares votes for:  4,201,404    Shares votes against:  250

(c) Ratify the appointment of Berman, Hopkins, Wright, Arnold & LaHam, LLP to perform the independent valuation of the Company, as of January 31, 1997, for the purpose of establishing the capital stock value in a certain qualified employee retirement plan.

     Shares votes for:  4,072,871   Shares votes against:  250   Shares abstaining:  128,533

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits Index

                                                                      Exhibit            Page
                                                                    Table Number        Number
                                                                 ------------------  ------------
I.   Articles of Incorporation and Bylaws                                3
     (i)    Certificate of Incorporation of Exigent                     (i)               *
International, Inc.
     (ii)   Amended and Restated Certificate of Incorporation of        (i)               +
Exigent International, Inc.
     (iii)  Bylaws of Exigent International, Inc.                       (ii)              *
III. Material Contracts                                                  10
     (i)    Agreement Between Exigent International, Inc. and                             *
Transfer Agent
     (ii)   Common Stock Purchase Warrant Agreement Between                               *
Exigent International, Inc. and Warrant Agent
     (iii)  Contract Between Motorola, Inc. Government and                                x
Systems Technology Group, Satellite Communications Division
and Software Technology, Inc.
     (iv)   Contract Between Naval Research Laboratory and                                *
Software Technology, Inc.
     (v)    Subcontract/Purchase Order Between Lockheed-Martin                            x
Federal Systems Company and Software Technology, Inc.
     (vi)   Purchase Orders from Allied Signal Technical Services                         +
Corporation
VI.  Financial Data Schedule                                             27              18

* Previously filed as an exhibit to the Registration Statement on Form S-1 of Exigent International, Inc. which became effective January 30, 1997.

+ Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the above described Registration Statement.

x Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the above described Registration Statement.

(b) On June 23, 1997, filed Form 8-K to report the implementation of Incentive Stock Option Plan 2Q by Exigent International, Inc.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Exigent International, Inc.


                            By:  /s/ "Bernie Smedley"
                                 -----------------------------------------------
                                 B. R. "Bernie" Smedley, Chief Executive Officer

                            Date:  September 10, 1997



                            By:  /s/ "Don F. Riordan, Jr."
                                 -----------------------------------------------
                                 Don F. Riordan, Jr., Chief Financial Officer

                            Date:  September 10, 1997