Form 10-Q
period 1997-10-31
EXIGENT INTERNATIONAL INC
filed 1997-12-15
CIK 1015854

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1997

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

     The number of shares outstanding of the registrants' only class of common stock on December 8, 1997 was 3,793,927.

                         PART I - FINANCIAL INFORMATION


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1. Financial Statements.                                                 2

Consolidated Balance Sheets - October 31, 1997 and January 31, 1997           2

Consolidated Statements of Income - For the Nine Months Ended October 31,
1997 and 1996                                                                 4

Consolidated Statements of Income - For the Three Months Ended October 31,
1997 and 1996                                                                 5

Consolidated Statements of Cash Flows - For the Nine Months Ended
October 31, 1997 and 1996                                                     6

Notes to Consolidated Financial Statements                                    9

Item 2. Management's Discussion and  Analysis of Financial Condition
        and Results of Operations.                                           11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.          14

PART II - OTHER INFORMATION                                                  14

Item 2. Changes in Securities and Use of Proceeds.                           14

Item 6. Exhibits and Reports on Form 8-K.                                    15

SIGNATURES                                                                   16

                          EXIGENT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                    October 31, 1997              January 31,
                                                                       (unaudited)                   1997
                                                                 ---------------------      ---------------------
CURRENT ASSETS
  Cash and cash equivalents                                      $             865,302      $             428,705
  Accounts receivable, pledged                                               3,353,642                  2,909,746
  Costs and estimated earnings in excess of
     billings on uncompleted contracts, pledged                              3,374,951                  3,836,828
  Prepaid expenses                                                              42,814                     60,428
  Deferred income taxes                                                        434,000                    333,000
  Income taxes receivable                                                      421,476                    796,143
                                                                 ---------------------      ---------------------
  TOTAL CURRENT ASSETS                                                       8,492,185                  8,364,850
                                                                 ---------------------      ---------------------

PROPERTY AND EQUIPMENT
  Cost                                                                       4,000,855                  4,043,152
  Accumulated depreciation                                                  (2,715,331)                (2,195,150)
                                                                 ---------------------      ---------------------
  NET PROPERTY AND EQUIPMENT                                                 1,285,524                  1,848,002
                                                                 ---------------------      ---------------------

OTHER ASSETS
  Intangible assets, net of accumulated amortization                         2,192,370                    663,599
  Organizational costs                                                          11,398                     11,398
  Deposits                                                                      43,476                     40,611
  Cash surrender value of life insurance                                        17,028                     20,269
                                                                 ---------------------      ---------------------
  TOTAL OTHER ASSETS                                                         2,264,272                    735,877
                                                                 ---------------------      ---------------------

     TOTAL ASSETS                                                $          12,041,981      $          10,948,729
                                                                 =====================      =====================

       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       October 31, 1997               January 31,
                                                                          (unaudited)                    1997
                                                                 --------------------------     ---------------------
CURRENT LIABILITIES
  Line of credit                                                 $                        -     $             182,000
  Accounts payable                                                                   40,661                 1,100,123
  Accrued expenses                                                                2,707,052                 2,179,200
  Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                       143,477                   418,426
  Income taxes payable                                                               27,300                        --
  Current portion, long-term debt                                                   511,111                   248,775
                                                                 --------------------------     ---------------------
  TOTAL CURRENT LIABILITIES                                                       3,429,601                 4,128,524
                                                                 --------------------------     ---------------------

LONG-TERM LIABILITIES
  Long-term debt, less current portion                                              600,000                   311,111
  Deferred income taxes                                                             810,000                   246,000
  Other liabilities                                                                   5,616                     5,541
                                                                 --------------------------     ---------------------
  TOTAL LONG-TERM LIABILITIES                                                     1,415,616                   562,652
                                                                 --------------------------     ---------------------

  TOTAL LIABILITIES                                                               4,845,217                 4,691,176
                                                                 --------------------------     ---------------------

STOCKHOLDERS' EQUITY
  Class A Preferred Shares, $.01 par value 5,000,000
     shares authorized, 697,320 issued and outstanding
     at October 31, 1997 and January 31, 1997, respectively
     at $2.50 per share liquidation/dissolution preference                            6,973                     6,973
  Common Shares, $.01 par value, 30,000,000 shares
     authorized, 3,793,627 and 3,786,600 issued and
     outstanding at October 31, 1997 and January 31, 1997,
     respectively                                                                    37,866                    37,866
  Class B Common Shares, $.01 par value 600,000 shares
     authorized, no shares issued or outstanding                                          -                         -
  Paid in capital                                                                 1,427,905                 1,407,915
  Retained earnings                                                               5,724,020                 4,804,799
                                                                 --------------------------     ---------------------
  TOTAL STOCKHOLDERS' EQUITY                                                      7,196,764                 6,257,553
                                                                 --------------------------     ---------------------

  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $               12,041,981     $         $10,948,729
                                                                 ==========================     =====================

       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                         For the Nine Months
                                          Ended October 31,
                                     ----------------------------
                                        1997            1996
                                     (unaudited)     (unaudited)
                                     ------------    ------------
REVENUES FROM SERVICES               $ 25,912,356    $ 22,763,366
COST OF SALES                         (19,850,950)    (17,926,933)
                                     ------------    ------------
GROSS PROFIT                            6,061,406       4,836,433

GENERAL AND ADMINISTRATIVE EXPENSES    (4,513,068)     (3,644,354)
RESEARCH AND DEVELOPMENT COSTS                  -         (67,545)
                                     ------------    ------------

OPERATING INCOME                        1,548,338       1,124,534
                                     ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                          26,065          49,066
  Interest expense                        (67,117)        (37,415)
                                     ------------    ------------
TOTAL OTHER INCOME (EXPENSES)             (41,052)         11,651
                                     ------------    ------------
INCOME BEFORE INCOME TAXES              1,507,286       1,136,185

INCOME TAX EXPENSE                       (588,065)       (551,000)
                                     ------------    ------------

NET INCOME                           $    919,221    $    585,185
                                     ============    ============

EARNINGS PER SHARE--PRIMARY          $       0.20    $       0.13
                                     ============    ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING--PRIMARY                  4,709,468       4,483,920
                                     ============    ============

EARNINGS PER SHARE--FULLY DILUTED    $       0.19    $       0.13
                                     ============    ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING--FULLY DILUTED            4,801,019       4,483,920
                                     ============    ============

        The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                        For the Three Months Ended October 31,
                                        --------------------------------------
                                           1997                       1996
                                        (unaudited)                (unaudited)
                                        -----------                -----------
REVENUES FROM SERVICES                  $ 9,140,753                $ 8,366,921
COST OF SALES                            (6,879,072)                (6,360,585)
                                        -----------                -----------
GROSS PROFIT                              2,261,681                  2,006,336

GENERAL AND ADMINISTRATIVE EXPENSES      (1,820,129)                (1,283,810)
RESEARCH AND DEVELOPMENT COSTS                    -                    (67,545)
                                        -----------                -----------

OPERATING INCOME                            441,552                    654,981
                                        -----------                -----------

OTHER INCOME (EXPENSE)
      Interest income                        23,719                     18,432
      Interest expense                      (20,872)                   (15,021)
                                        -----------                -----------
TOTAL OTHER INCOME (EXPENSES)                 2,847                      3,411
                                        -----------                -----------
INCOME BEFORE INCOME TAXES                  444,399                    658,392

INCOME TAX EXPENSE                         (172,935)                  (364,661)
                                        -----------                -----------

NET INCOME                              $   271,464                $   293,731
                                        ===========                ===========

EARNINGS PER SHARE--PRIMARY             $      0.06                $      0.07
                                        ===========                ===========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING--PRIMARY                 4,709,468                  4,483,920
                                        ===========                ===========

EARNINGS PER SHARE--FULLY DILUTED       $      0.06                $      0.07
                                        ===========                ===========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING--FULLY DILUTED           4,801,019                  4,483,920
                                        ===========                ===========


       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Nine Months Ended October 31,
                                                               -------------------------------------
                                                                   1997                    1996
                                                               (unaudited)              (unaudited)
                                                               ------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash received from customers                              $ 25,658,629             $ 20,937,551
     Interest received                                               26,065                   49,066
     Cash paid to suppliers and employees                       (24,212,165)             (20,126,999)
     Interest paid                                                  (67,117)                 (37,415)
     Income taxes paid                                                    -                 (831,700)
     Income tax refunds received                                    276,902                        -
                                                               ------------             ------------
NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                                   1,682,314                   (9,497)
                                                               ------------             ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisition of capital assets                   (137,061)                (727,017)
     Cash paid for capitalized research and development          (1,497,871)                (117,513)
                                                               ------------             ------------
NET CASH USED IN INVESTING ACTIVITIES                            (1,634,932)                (844,530)
                                                               ------------             ------------



CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit                           (182,000)                 800,000
     Proceeds from exercise of stock options                         19,990                       --
     Net borrowings (principal payments) on long-term debt          551,225                 (182,877)
                                                               ------------             ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           389,215                  617,123
                                                               ------------             ------------



NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                     436,597                 (236,904)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      428,705                  270,084
                                                               ------------             ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    865,302             $     33,180
                                                               ============             ============

       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                             For the Nine Months Ended October 31,
                                                                           ------------------------------------------
                                                                                 1997                      1996
                                                                             (unaudited)                (unaudited)
                                                                           -----------------          ---------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Net income                                                                       $   919,221              $   585,185
                                                                           -----------------          ---------------
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                                  668,825                  558,114
      Public offering costs                                                                -                   17,497
      Increase in accounts receivable                                               (443,896)              (2,475,942)
      Decrease in costs and estimated earnings in excess of
        billings on uncompleted contracts                                            461,877                  847,331
      Decrease in prepaid expenses                                                    17,614                   90,492
      Increase in deferred income tax asset                                         (101,000)                 (84,000)
      Decrease in income taxes receivable                                            374,667                        -
      Increase in deposits                                                            (2,865)                  (8,665)
      Decrease in cash surrender value of life insurance                               3,241                    1,135
      Increase in cash overdraft                                                           -                  384,488
      Decrease in accounts payable                                                (1,059,462)                (137,134)
      Increase in accrued expenses                                                   527,666                  346,670
      Decrease in billings in excess of costs and estimated earnings
        on uncompleted contracts                                                    (274,949)                (198,339)
      Increase (decrease) in income taxes payable                                     27,300                 (196,700)
      Increase in deferred income tax liability                                      564,000                        -
      Increase in other liabilities                                                       75                       86
      Non cash stock bonus                                                                 -                  260,285
                                                                           -----------------          ---------------
      Total adjustments                                                              763,093                 (594,682)
                                                                           -----------------          ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             $ 1,682,314               $    (9,497)
                                                                           =================          ===============


       The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

At January 31, 1996 the Company had accrued $1,375,959 in bonus and ESOP payments. The Company paid $175,188 of this amount in cash during the nine months ended October 31, 1996. In addition, the Company issued 46,986 shares of treasury stock at a cost of $4.25 per share for accrued bonuses of $199,690 and 38,600 shares of treasury stock at a cost of $4.25 per share for the ESOP payable of $164,050. The remaining balance $837,031, representing the difference between the cost and market value of the treasury stock issued, was recorded as additional paid in capital when the shares were issued.

On May 29, 1996 the Company accrued a $260,285 bonus and issued 18,552 shares of treasury stock at a cost of $4.25 per share, or $78,846, for bonus and management incentive awards. The Company's stock was valued at $14.03 on the date of the issuance; therefore, the difference between cost and market of $181,439 was recorded as additional paid in capital.

These activities and valuations occurred prior to the stock for stock exchange which was effective on January 30, 1997.

The accompanying notes are an integral part of these statements.

                          EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The condensed consolidated financial statements for the nine month and three month periods ended October 31, 1997 and October 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1997. The results of operations for the nine months ended October 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.


NOTE 2 - LINE OF CREDIT

STI had a $1,800,000 line of credit available from a bank as of October 31, 1997 and January 31, 1997, respectively. The note bears interest on the unpaid principal balances at an interest rate per annum equal to the bank's prime rate plus .25%. As of October 31, 1997 and January 31, 1997 the outstanding draws against the lines were $0 and $182,000, respectively. The line of credit was renewed effective August 15, 1997. The prime rate at October 31, 1997 and January 31, 1997 was 8.50% and 8.25%, respectively. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

An additional line of credit was entered into for $500,000 to fund the startup expenses associated with the new FotoTag/TM/ entity. This note will bear the same terms as the previously discussed line of credit. The note was signed in August with an effective date of June 15, 1997. No amounts have been drawn as of October 31, 1997.

The weighted average interest rate on short-term borrowings outstanding at October 31, 1997 and January 31, 1997 was 8.69% and 8.50%, respectively.

NOTE 3 - LONG-TERM DEBT

In August 1997 the Company entered into a term loan of $800,000 for the purchase of capital equipment. The note bears interest at an interest rate per annum equal to the bank's prime rate plus .375% which was 8.875% at October 31, 1997. The maturity date of the loan is three years from closing and monthly payments began on September 15, 1997. The maturity schedule for this note follows:

Note payable to bank, secured by computing equipment, payable in thirty-six month installments of $22,222.22 plus interest at the aforementioned rate. Future maturities of this note as of October 31, 1997 are as follows:

                                     Amount
                                   ------------
                            1997    $111,111
                            1998     266,667
                            1999     266,667
                            2000     155,555
                                   ------------
                                    $800,000
                                   ============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company had outstanding purchase commitments of $580,583 and $1,622,159 as of October 31, 1997 and January 31, 1997, respectively. These represent outstanding purchase orders for which neither the item nor invoice has been received.

The Company entered into an additional lease of facilities in Colorado Springs, Colorado during June 1997. This additional space is required to satisfy anticipated market requirements.

In August 1997 the Company entered into an operational lease for additional current and future computing resources. The lease has a credit line of $600,000 and covers computer hardware and software, LAN equipment and furniture. The term of the lease is three years from the execution date of each increment. At the date of closing the Monthly Equivalent Lease Rate Factor ("MELRF") of 0.2859 may be adjusted upward in direct relation with any movement of the average yield of equally maturing U.S. Treasury Notes as quoted in the Wall Street Journal from a base rate of 5.75%.

During August 1997 the Company entered into employment agreements with key directors and officers of Exigent. Under these agreements the employees are entitled to eighteen months of pay under certain termination conditions. The potential liability is in the $0 to $325,000 range. The actual liability, if any, is unknown at this time given that it is contingent on employees separating from employment with the Company. Therefore no liability has been accrued for these contracts. In addition there are 600,000 stock options which are exercisable at $2.25 per share.

NOTE 5 - RECLASSIFICATION

Fringe and overhead expenses previously included in the July 31, 1997 quarterly report have been reclassified to general and administrative expenses to ensure comparability with the January 1997 annual report.

NOTE 6 - EARNINGS PER SHARE

Weighted average shares outstanding used in the calculation of earnings per share include options available in two separate option plans. The dilutive effect on the Primary EPS as well as the Fully Diluted EPS is $0.01 per share.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of (i) the consolidated financial condition as of October 31, 1997 as compared with the fiscal year ended January 31, 1997; and (ii) the consolidated results of operations for the nine months and the three months ended October 31, 1997 and 1996, of Exigent International, Inc. and its subsidiaries (collectively "Exigent"). It should be read together with Exigent's annual report or Form 10-K for fiscal year 1997.

Liquidity. As of October 31, 1997, Exigent's ratio of current assets to current liabilities was 2.5 compared to 2.0 for the year ended January 31, 1997. The quick liquidity ratios were up slightly to 2.2 from 1.7 for the nine months ended October 31, 1997 versus the year ended January 31, 1997, respectively. These increases in the ratios were due to the reduction in the line of credit and the reduction in accounts payable in the first nine months of fiscal year 1998.

Exigent's cash portfolio (cash and cash equivalents) increased $436,597 at October 31, 1997. The increase was due to cash provided in operating activities of $1,682,314, cash used in investing activities of $(1,634,932) and cash provided in financing activities of $389,215. Exigent's cash portfolio decreased $(236,904) at October 31, 1996. The decrease was due to cash used in operating activities of $(9,497), cash used in investing activities of $(844,530) and cash provided by financing activities of $617,123. The increase in cash provided by operating activities from October 31, 1996 to October 31, 1997 was primarily the result of a lower receivable balance in the first nine months of fiscal year 1998 when compared to the first nine months of fiscal year 1997 due to the timing of collections as well as an increase in the earnings after tax. The increase in cash used for investing activities was due to two product developments currently underway.

In the nine months ended October 31, 1997, Exigent acquired $137,061 of capital assets compared to $727,017 in the nine months ended October 31, 1996. This was due primarily to the wholly owned subsidiary, Software Technology, Inc. ("STI"), acquiring capital assets in the first half of fiscal year 1997, specifically computing resources, required under commercial contracts obtained by STI during that period. Capital for equipment needs is expected to continue, as Exigent remains current with modern computing technologies. This expansion will be funded in part through an operating lease set up for a period of three years from receipt of each piece of equipment drawn against the funding limit of $600,000.

For the period ended October 31, 1997, Exigent had drawn down $250,000 against this line of credit. In the nine months ended October 31, 1997 and October 31, 1996, Exigent also spent $1,497,871 and $117,513, respectively, in capitalized research and development costs to develop new products. The increase in the first nine months of fiscal year 1998 resulted from costs incurred in developing FotoTag/TM/ and developing product additions for the OS/COMET/TM/ product family. Exigent used $182,000 of cash during the first nine months of fiscal year 1998 to reduce its line of credit and increased its long-term debt by $800,000, offset by payments against long term debt of $248,775, to fund the research products. For the first nine months of fiscal year 1997, Exigent borrowed $800,000 under the line of credit to fund the costs of going public and reduced long-term debt by $182,877.

There is a change in the classification of general and administrative expenses from the previous quarterly report. Fringe and overhead expenses previously included in general and administrative expenses are now reflected in cost of goods sold. General and administrative expenses for the nine months ended October 31, 1997 were $4,513,068, 24% or $868,714 higher than expenses of $3,644,354 for the nine months ended October 31, 1996. This increase resulted mainly from a $289,000 increase in professional fees, financial public relations costs, and other business expenses related to regulatory filings, a $120,000 increase in recruiting costs, and an increase in the general and administrative labor expenses of $474,000 commensurate with the growth in revenue. Management believes existing cash, funds generated by operations and the available line of credit will be sufficient to meet Exigent's current operating and debt service requirements through fiscal year 1998.

Results of Operations for the nine months ended October 31, 1997 and 1996. Sales for the nine months ending October 31, 1997 were $25,912,356 up 14% from sales of $22,763,366 for the nine months ended October 31, 1996 due in large part to growth in the government contracts. The breakdown between government and commercial sales for each of the nine-month periods follows:

                            October 31, 1997                     October 31, 1996
                         ---------------------                ---------------------
  Government                 $  15,942,207           62%         $  13,489,274          59%
  Commercial                     9,970,149           38%             9,274,092          41%
                             -------------         ------        -------------       ------
                             $  25,912,356          100%         $  22,763,366         100%
                             =============         ======        =============       ======

Gross profit was up slightly at $6,061,406 (23.4% of sales) compared to $4,836,433 (21.3% of sales) for the nine months ended October 31, 1997 and October 31, 1996, respectively. Net income was up significantly at $919,221 (3.5% of sales) for the nine months ended October 31, 1997 versus $585,185 (2.6% of sales) for the nine months ended October 31, 1996.

Results of Operations for the three months ended October 31, 1997 and 1996. Sales for the three months ending October 31, 1997 were $9,140,753 up 9.2% from sales of $8,366,921 for the three months ended October 31, 1996. The breakdown between government and commercial sales for each of the three-month periods follows:

                  October 31, 1997                 October 31, 1996
                 ------------------               ------------------
  Government       $      5,738,706      63%       $      4,705,937      56%
  Commercial              3,402,047      37%              3,660,984      44%
                 ------------------     ----     ------------------     ----
                   $      9,140,753     100%       $      8,366,921     100%
                 ==================     ====     ==================     ====

Gross profit was consistent at $2,261,681 (25% of sales) compared to $2,006,336 (24% of sales) for the three months ended October 31, 1997 and October 31, 1996, respectively. Net income was down slightly at $271,464 (3.0% of sales) for the three months ended October 31, 1997 versus $293,731 (3.5% of sales) for the three months ended October 31, 1996. This slight decrease was due to the increase in the indirect expenses during this fiscal year.

Analysis of Operations. Fiscal year 1995 saw Exigent's wholly owned and primary operating subsidiary, STI obtain its first significant commercial contracts from Motorola, Inc. when it was engaged to provide satellite ground station software for a constellation of satellites that will provide a direct link with portable handsets for worldwide cellular telephone service. The Motorola, Inc. multi year contract allowed STI to leverage its technology into the commercial arena. In fiscal year 1996, STI repeated this feat by winning a contract to provide similar software for the Global Positioning Satellite (GPS) System. With these two contracts, STI is involved in the two premier satellite endeavors taking place today.

The current contract base provides sufficient backlog to maintain STI through fiscal year 1998. The backlog as of October 31, 1997 for commercial and government contracts was $19,266,702 of which $2,695,541 is unfunded. STI invested in excess of $2,500,000 over the last two years in its premier software product OS/COMET/TM/. This investment facilitated the significant contract awards that management believes would have been impossible otherwise. The Company is committed to continued support of this product.

Exigent continued development on a new commercial software product, FotoTag/TM/, and has invested approximately $350,000 over the last two fiscal years. Management is committed to support the development of this product, which is planned to continue through the end of fiscal year 1998.

Exigent completed expansion of its corporate headquarters in February of 1996 and has signed a lease on a new building, currently under construction, to further expand its Florida facilities due to increased contract activity. It is anticipated the current expansion will be complete late in fiscal year 1998. In addition, Exigent signed a lease in June of 1997 to accommodate program requirements in Colorado Springs, Colorado. These increased facility costs should not affect Exigent's overhead as these increases were made to accommodate existing needs. The commercial satellite business is projected to continue with strong sales worldwide and is expected to show increases throughout the end of the decade, providing additional opportunities for Exigent.

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

On June 11, 1997, Exigent adopted an incentive stock option plan under which options to purchase Exigent Common Shares have been granted to certain of its management. The options were granted to employees in return for services and entitle the employee to purchase Common Shares for $2.25 per share for thirty-six months from June 11, 1997. Options to purchase up to 600,000 Common Shares have been granted to ten employees. Exigent claimed an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the small number and nature of the employees involved. The Common Shares underlying the options have been registered on Form S-8.

In connection with certain financing, Exigent is prohibited from declaring or paying dividends in excess of the lesser of 25% of net income or $100,000 without prior approval by the lender.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits Index

                                                                      Exhibit            Page
                                                                    Table Number        Number
                                                                 ------------------  ------------
I.   Articles of Incorporation and Bylaws                                3
     (i)   Certificate of Incorporation of Exigent                      (i)               *
           International, Inc.
     (ii)  Amended and Restated Certificate of Incorporation            (i)               +
           of Exigent International, Inc.
     (iii) Bylaws of Exigent International, Inc.                       (ii)               *
II.  Instruments Defining the Rights of Security Holders                 4
     (i)   Common Stock Purchase Warrant Agreement Between
           Exigent International, Inc. and Warrant Agent                                  *
III. Material Contracts Corporation                                     10
     (i)   Agreement Between Exigent International, Inc. and
           Transfer Agent                                                                 *
     (ii)  Contract Between Motorola, Inc. Government and
           Systems Technology Group, Satellite Communications
           Division and Software Technology, Inc.                                         x
     (iii) Contract Between Naval Research Laboratory and
           Software Technology, Inc.                                                      *
     (iv)  Subcontract/Purchase Order Between Lockheed-
           Martin Federal Systems Company and Software
           Technology, Inc.                                                               x
     (v)   Purchase Orders from Allied Signal Technical
           Services Corporation                                                           +
IV.  Statement Re Computation of Per Share Earnings                     11               17
V. Financial Data Schedule                                              27               18

* Previously filed as an exhibit to the Registration Statement on Form S-1 of Exigent International, Inc. which became effective January 30, 1997.

+ Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the above described Registration Statement.

x Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the above-described Registration Statement.

(b) (i)  On June 23, 1997, filed Form 8-K to report the implementation of
         Incentive Stock Option Plan 2Q by Exigent International, Inc.

   (ii)  On October 27, 1997, filed Form 8-K to report the Exigent International, Inc. Non-
         Qualified Incentive Stock Option Plan 1(N) Q.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Exigent International, Inc.


                         By:   "Bernie Smedley"
                               -----------------------------------------------
                               B. R. "Bernie" Smedley, Chief Executive Officer

                         Date: December 9, 1997


                         By:   "Don F. Riordan, Jr."
                               -----------------------------------------------
                               Don F. Riordan, Jr., Chief Financial Officer

                         Date: December 9, 1997