Form 10-K
period 1998-01-31
EXIGENT INTERNATIONAL INC
filed 1998-04-30
CIK 1015854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended January 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ________ to __________

Commission File Number 333-5753

                           Exigent International, Inc.
             (Exact Name of Registrant as Specified in its Charter)
                   Delaware                        59-3379927
          (State of Incorporation)                (IRS Employer
                                              Identification Number)

                 1225 Evans Road, Melbourne, Florida 32904-2314
                    (Address of Principal Executive Offices)

                                 (407) 952-7550
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
Common Shares, $0.01 par                     The Chicago Stock Exchange
  value per share                            The Chicago Stock Exchange

Common Stock Purchase Warrants

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, $0.01 par value per share
                         Common Stock Purchase Warrants

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value, as of March 31, 1998 (based upon the average bid and asked price on such date) of the voting and non-voting common equity held by nonaffiliates of the registrant was $9,113,264.

     The number of shares outstanding of the registrant's Common Stock and Class B Common Stock on March 31, 1998 was 3,872,655 and 0, respectively. Documents Incorporated by Reference

     Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before May 28, 1998) are incorporated by reference into Part III hereof.


                                       TABLE OF CONTENTS

PART I------------------------------------------------------------------------------------------------1
    ITEM 1.  BUSINESS---------------------------------------------------------------------------------1
    ITEM 2. PROPERTIES--------------------------------------------------------------------------------7
    ITEM 3. LEGAL PROCEEDINGS-------------------------------------------------------------------------7
    ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS-----------------------------------------7
PART II-----------------------------------------------------------------------------------------------8
    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS---------------------8
    ITEM 6. SELECTED FINANCIAL DATA-------------------------------------------------------------------8
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION------9
    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK-----------------------------14
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-------------------------------------------- .
    ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES----41
PART III---------------------------------------------------------------------------------------------42
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT-------------------------------------42
    ITEM 11.  EXECUTIVE COMPENSATION-----------------------------------------------------------------42
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT-------------------------42
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-----------------------------------------42
PART IV----------------------------------------------------------------------------------------------43
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K------------------------43
SIGNATURES ------------------------------------------------------------------------------------------46


                                     PART I

ITEM 1.     BUSINESS

                                   THE COMPANY

     Exigent International, Inc. (together with its subsidiaries, "Exigent" or the "Company") is a holding company formed in 1996 to capitalize on emerging high-technology opportunities.


     The Exigent Family of Companies:

                         Exigent International, Inc.

            [--------------------------------------------------]

    Software Technology, Inc.                            FotoTag, Inc.

     Exigent was formed on March 25, 1996 by Software Technology, Inc. ("STI") to acquire and hold all of the assets and the issued and outstanding stock of STI. On January 30, 1997, Exigent acquired all of the issued and outstanding STI stock in exchange for 3,486,600 Exigent Common Shares and 697,320 Exigent Class A Preferred Shares. Exigent also issued 645,270 Warrants in exchange for STI warrants held by STI shareholders and Joseph Walker & Sons, Inc. ("JWSI"). Upon the completion of the exchange, STI became a wholly owned subsidiary of Exigent.

     As reflected in the chart above, Exigent has two wholly-owned operating subsidiaries, STI and FotoTag, Inc. ("FTI"). Formed in 1978, STI provides systems and software engineering services to a range of industry and government clients. STI specializes in software solutions for the command and control of spacecraft. FTI (formed in 1997) developed and markets internationally an advanced passenger/baggage reconciliation system, FotoTag(R)1, for use by airports and airlines.

     Typical customers for the products and services of Exigent's subsidiaries are:

          o    Agencies  and  departments  of  the  U.S.   government  that  use
               satellites for research, communication, or in defense programs.

          o    Commercial   telecommunication   companies,   particularly  those
               focused  on  low-earth-orbit   ("LEO")  satellite  systems,  that
               provide cellular telephone services.

          o Commercial and government customers that require MIS and data base development services.

          o    Commercial   launch   facilities  and  contractors  that  provide
               commercial launch services.

          o Aerospace and defense contractors that develop computerized weaponry and defense systems employing satellite technology, especially embedded software systems.

          o Value Added Resellers ("VARs") and strategic partners that develop custom or specialized computer applications. o Engineering firms that require software design and development services.

          o    Foreign agencies that control airports and airport security.

          o    Foreign and domestic airlines.

                              PRODUCTS AND SERVICES

SYSTEM ENGINEERING AND RELATED SERVICES

     The Company offers a wide range of custom software applications and other software engineering services. The Company provides advanced technical solutions for defense, government, and industry, including advanced embedded software products.

     Company personnel, working at Company facilities or at customer's sites, develop operational systems for government and commercial space-based applications. These include ground station support, test and integration systems, mission tasking systems, operational simulators, launch support systems, and data analysis and MIS centers. The Company also provides space-based flight systems and simulators.

     In addition to developing and providing the general-purpose and customized engineering solutions described in the previous paragraph, the Company provides engineering support to the users of OS/COMETTM2 products.

     The Company has signed a strategic agreement to provide software solutions to a major vendor of fast-food systems. Under this agreement, Exigent has the right to participate in the development of future improvements to the system. This initiative reflects the Company's goal to leverage its core technology and skills to expand to other markets.

SOFTWARE PRODUCTS

     The OS/COMET suite of command and control software products forms the Company's flagship software offering. Originally developed for the support of satellite ground stations and for spacecraft integration and testing, this software suite has evolved into a general-purpose integrated tool set. This "Commercial-Off-The-Shelf" ("COTS") program provides a real-time command, control, and data acquisition environment for government and commercial solutions. Because of the flexibility of its design and its architecture, OS/COMET products can be adapted to many complex control situations, on the ground or in space. OS/COMET executes on any of several inexpensive, POSIX-compliant UNIX(TM)3 workstations and makes extensive use of the "X Window System(TM)"4 and the "OSF/Motif(TM)"5 graphical user environment standards.

     OS/COMET is the heart of the satellite control system for "IRIDIUM(R)"6 , the global wireless communication system built by a world-wide consortium of investors to provide the elusive "world-wide dial tone". IRIDIUM offers local calling, data transmission and paging, anywhere on the planet. It is a constellation of 66 Low Earth Orbit ("LEO") satellites (plus six on-orbit spares).

     As a result of the use of OS/COMET in the IRIDIUM and other programs, Exigent was selected by prime contractor Motorola, Inc. as the preferred supplier of command and control software for the Celestri(TM)7 and future communication systems. Celestri, a mix of LEO and Geostationary Earth Orbit ("GEO") broadband satellites in a hybrid constellation of about 70 units, is planned to be operational in 2003.

     STI was also selected to upgrade the ground station software for the NAVSTAR Global Positioning System ("GPS"). A U.S. Air Force project, the 24-satellite GPS constellation provides precise and continuous world-wide all-weather positioning, navigation data and nuclear detonation detection. The entire constellation is under OS/COMET command and control. GPS's 24 satellites provide worldwide navigation data for military and civilian aircraft, spacecraft and land and marine applications. The new system replaces a slower mainframe-based system with antiquated "legacy" software that is now too costly to maintain.

     FotoTag is an innovative airport passenger/baggage reconciliation system, developed in response to the needs of international airport and airline operations. It is expected to provide enhanced departure control facilities, improve passenger servicing, and reduce airline and airport management costs. The system uses IATA-standard barcode technology coupled with digital photography. FotoTag can interface with currently existing airline networks and Customer Reservation Systems ("CRSs"). Exigent expects its FotoTag products to begin generating revenues in the Company's next fiscal year as its airline and airport passenger/baggage reconciliation system becomes operational.

PRODUCT DEVELOPMENT

     The Company is developing the Active Tracking Engine(TM)8 ("ATE"), an open architecture, middleware product for horizontal market applications. This object-oriented "network facilitator" enables message-oriented data distribution in collaborative computing environments. It employs a "publish and subscribe" information management method that efficiently uses available bandwidth. Application-independent ATE is being developed to run under the "Windows 95/NT"(R)9 operating system, and can be readily integrated with other platforms.

     The  Company  expects  to market  ATE as a  stand-alone  product  to system
integrators   and  application   developers.   ATE  is  expected  to  provide  a
communication and integration core for a whole family of related products.

     FTI is developing plans to integrate ATE in the FotoTag product to route messages between distributed servers and workstations in the local installation, or between any networked equipment at widely separated airports. ATE is being readied for testing and delivery in the third quarter of 1998.

     The Company plans to develop and offer the Integrated Control Center(TM) 10("ICC"), a complete mission control solution based on the OS/COMET family of products, but with added functionality provided by the ATE and specialized product development. The ICC is expected to deliver a turnkey ground station solution including mission planning, mission support, orbit maintenance and decision-making capabilities, all within the context of a Graphical User Interface. The Company anticipates that it will find strategic partners to provide certain products to be integrated into the ICC structure.

RESEARCH AND DEVELOPMENT

     Exigent continues to conduct research and development for specific projects or tasks under contract to customers in government and industry. The Company is also now pursuing diversification into the commercial products business with an array of internally developed products planned. The Company funds R&D for development or enhancement of certain products which management believes are commercially marketable. Generally, most of the Company's contract-funded R&D relates to satellite command and control, developing systems for the ground and space segments of the aerospace/defense industry, and telephone systems providers in the telecommunications industry. Through these projects, Exigent often identifies potential software product offerings for commonly used functions. These concepts are evaluated and, based on estimated costs and commercial sales potential, funded and developed by the Company as separate products. The emphasis placed on low cost solutions by customers drives the need for reusable software components and products.

     Exigent expensed against earnings $47,854, $239,986, and $154,856 in its fiscal years ended January 31, 1998, 1997 and 1996, respectively, on internally sponsored research and development. These expenditures were made for the evaluation of new products and technologies to expand and enhance the Company's products and services.

     In addition to these expensed funds, the Company continues to invest significantly in product development. With respect to commercial product development, the Company has capitalized $1,149,685, $556,167, and $161,785 in its fiscal years ended January 31, 1998, 1997 and 1996, respectively. These amounts include investments allocated to FotoTag and to the OS/COMET family of products. Exigent continues its commitment to these products with sustaining engineering expenditures in excess of $2,000,000 against earnings for its fiscal year ended January 31, 1998.

     Of Exigent's major sites of operation, the majority are available for R&D activity. Details of the various Exigent locations can be found under the heading "Properties". Each facility has extensive computer resources and is networked to each of the other facilities.

                               MARKETING AND SALES

MARKETING

     The Company distributes its products and services and licenses its products
(a) indirectly through VARs, and (b) directly to end users.

     Many of the Company's opportunities to bid on contracts for systems development, software engineering, or support are derived through solicitation of, or by initiation from, existing customers and through direct mail solicitation. The Company also uses leads generated by print-media advertisements, Internet inquiries, round-table forums, speaking engagements, trade shows, and specialized publications such as the "Commerce Business Daily". Exigent's solicitation efforts are supported by a number of in-house business development representatives, periodically augmented by ad hoc technical teams recruited internally from the Company's engineering staff to pursue individual contract initiatives.

     Prospects for the Company's present and future commercial products are usually generated through similar means. Exigent regularly advertises in "Space News Magazine", "Via Satellite" and "Aviation Week", and participates in various trade shows, including the recent "Satellite98 Conference".

     Exigent has recently used its new demonstration and multi-media facility to showcase products and services to a number of potential customers. Through this and the other related and coordinated marketing efforts mentioned above and an expansion of the Company's presence on the World-Wide Web, the Company hopes to increase product sales as a percentage of total revenue while also growing revenues from services.

REVENUE SOURCES

     The Company's revenues are dependent on three significant customers, the Naval Research Laboratory ("NRL"), Motorola, Inc. ("Motorola") and Lockheed Martin Corporation ("Lockheed"), the loss of any one or more of which would have a material adverse effect on the Company's business, results of operations, and financial condition. Aggregate sales to each of NRL, Lockheed and Motorola in the Company's fiscal year ended January 31, 1998 were in excess of 10% of the Company's consolidated revenues. The loss of NRL, Motorola or Lockheed as a customer would have a material adverse effect on the Company and its subsidiaries taken as a whole.

     The government contracts to which the Company is a party are subject to termination at the election of the government entity party thereto.

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 12 to the Financial Statements for additional information on the Company's dependence on certain customers.

CONTRACTS

     Generally, the government contracts specify goals to be reached and estimate the number of hours of work of various levels of employees required to reach the goals. The contract price is based on pre-approved, hourly rates for employees' time with certain pre-approved overhead costs included. If the goals are met in fewer hours, the contract value is reduced. If it takes more hours than estimated to meet goals, the resulting fee percentage is reduced on a pro rata basis based on cost of actual hours delivered versus the cost of hours estimated in the contract.

     Most of the Company's commercial contracts are "firm fixed price" or "time and material" agreements. These agreements generally call for a specified set of requirements to be delivered at a negotiated price. With respect to fixed price agreements, if development costs yield a result that is less than the estimate for the fixed price, the Company will make a greater profit on that contract. If development costs exceed the estimated effort for the fixed price, the Company will have less profit on that contract. These types of contracts are typically broken down into a set of milestones with progress payments made at each milestone. These are generally called earned value milestones and are used to benchmark progress, help the customer track status, and provide trigger points for payments.

     STI has several contracts with the NRL. Its largest contract with NRL, which relates to space systems applications and operations, was renewed in January 1995. It provides for services to be initially performed over two base years with three one-year options, with a total estimated cost of $25,186,826 and a fixed fee of $1,896,362. As of January 31, 1998, these three options had been exercised and STI had received cost payments and fees in the aggregate of $23,691,856 under the contract. The contract with Lockheed relates to a GPS project with the U.S. Air Force. It began in August 1995 and continues through September 30, 2000 unless modified by Lockheed. STI received $3,914,692 under this contract for the Company's fiscal year ended January 31, 1998 with a funded backlog at that time of approximately $806,847.

     STI has various contracts with Motorola, some of which are fixed price contracts and some of which are time and material contracts. Most of the revenues from Motorola in the past four years were received under an agreement executed in February 1994 under which STI agreed to provide Motorola with satellite and ground control software for the system control segment of the IRIDIUM communications system. STI expects to receive payments under the contract for several more years. As of January 31, 1998, STI had received approximately $41,886,144 from Motorola under this and other contracts. The backlog as of January 31, 1998 for Motorola was $1,577,223.

            STI also receives  revenues from Allied  Signal  Technical  Services
Corporation ("Allied") under various purchase orders. It has received approximately $492,633 from Allied during the fiscal year ended January 31, 1998 and approximately $1,041,536 in backlog remains under existing purchase orders.

            Based on the development plans and schedule to incorporate customer features and functionality, there were no revenues generated by FTI in the Company's fiscal year ended January 31, 1998. Exigent expects its FotoTag products to begin generating revenues in the Company's next fiscal year, as its airline and airport passenger/baggage reconciliation system becomes operational. ATE is being readied for testing and delivery in the third calendar quarter of 1998.

                                     BACKLOG

     STI estimates that its backlog orders believed to be firm as of January 31, 1998 and 1997 were $11,334,085 and $31,571,380, respectively. Approximately $5,101,154 of the backlog in the Company's fiscal year ended January 31, 1998 relates to the unfunded portion of government contracts. The Company estimates that approximately 85% of its backlog on January 31, 1998 will be completed before December 31, 1998. This does not include potential additional revenue anticipated from this and other new contracts.

                                   COMPETITION

     Exigent believes it is best known (through its subsidiary STI) for the development of advanced command and control technology for communication satellite systems. In general, aerospace/defense contractors must obtain or produce this type of software in connection with the manufacture and sale of satellites, but they often contract with other companies, such as Exigent, to provide the software.

     Exigent (through its subsidiary STI) has two competitors who are "independent" providers of command and control systems and software. There are few "independent" competitors because of the depth of expertise involved and the high cost of failure. STI is the largest of this group.

     Exigent competes directly and indirectly with many of the large aerospace/defense contractors, which are also often its customers. Companies within the professional services sector of the computer industry are also potential competitors. Some professional computer services companies service satellite ground stations with information technologies such as systems to organize, archive, interpret and analyze telemetered data. These and other computer companies also may compete in a limited way with some of Exigent's products and services.

     In addition to the independent competitors, there are seven leading aerospace and/or defense contractors in the United States that derive substantial revenues from space-related sales and who have substantially greater capital and other resources than Exigent. Most of them have developed tracking, telemetry, and command and control software in-house as primary contractors, through sub-contractors and through outsourcing. Income derived from the development of such software represents only a small portion of the revenues of these companies, but the software is nevertheless essential to their contracts to manufacture satellites.

     FTI builds on the Company's tracking control expertise to compete against the three major systems (developed outside the USA) that represent competition in the airline passenger/baggage reconciliation market.

                        PATENTS, TRADEMARKS, AND LICENSES

     Exigent received a trademark registration on the "FotoTag" product name. The Company believes that OS/COMET will also be accorded registered status in the near future.

     Three provisional patent applications were filed in 1997, including applications covering the ATE, and for a software architecture for a satellite constellation control schema.

                                    EMPLOYEES

     As of January 31, 1998, the Company had 299 employees, of which approximately 90% were engineers. Of these employees, approximately 45% work in Melbourne, Florida, also the corporate headquarters, 40% in the Virginia and Maryland offices in the Washington, D.C. area, 8% in the Arizona office, and 3% at the Colorado office, with the remaining 4% working at customer locations or their homes.

     Approximately   87%  of  these   individuals   work  directly  in  software
development, with the remaining 13% providing various services in administrative positions.

                               EXECUTIVE OFFICERS

            The executive officers of the Company as of the date of filing of this Form 10-K are as follows:

NAME                             POSITION WITH REGISTRANT

 Bernard R. Smedley               Chairman of the Board, CEO, President, COO,
                                    and Director
 Don F. Riordan, Jr. (1)          Executive Vice-President, Treasurer, CFO,
                                    and Director
 William K. Presley               Executive Vice-President, Chief Technology
                                    Officer, and Director

(1) Mr. Riordan is the Trustee of the Company's three qualified retirement plans, including its Employee Stock Ownership Plan (the "ESOP").

     Bernard R. Smedley, age 61, became a director of Exigent on February 7, 1997. He currently serves as Chairman, CEO, President and COO of Exigent and President and COO of STI. Prior to joining Exigent, Mr. Smedley was founding President, CEO and COO of AirNet Communications Corporation, a private company (1994 to 1997). In 1994, he took early retirement from Motorola, Inc., which he had jointed in 1976, to become President and Chief Executive Officer of AirNet.

     Don F. Riordan, Jr., age 51, has been a Director of STI since 1980, and Secretary/Treasurer and Chief Financial Officer since 1991 as well as holding the offices of Chairman of the Board, Vice President, Secretary and Treasurer at various times prior to 1991. Mr. Riordan is currently a Director, Treasurer, and Chief Financial Officer of Exigent, and is a Director, and Secretary/Treasurer of both STI and FTI.

     William K. Presley, age 51, has been a Director of STI since 1987, Chairman of the Board until 1997 and Vice President (or President in 1990) since 1987. He is currently serving as a Director, Executive Vice President, and Chief Technology Officer of Exigent. He has been employed by the Company since July 1983 as a chief systems engineer.

ITEM 2.     PROPERTIES

     Exigent's corporate headquarters are located in Melbourne, Florida on the "Space Coast", near NASA's Kennedy Space Center. The Company, through its subsidiary STI, currently leases a 29,000 square foot building under a ten-year lease, which will expire on December 1, 2005. Exigent has the right to renew the lease for two additional five-year terms, and has an option to purchase the property that may be exercised during certain periods prior to the expiration of the fifth and tenth years of the lease. The purchase price is the fair market value of the property determined by appraisal, but in no event less than the outstanding balance on the mortgage.

     In February 1998, Exigent, through its subsidiary STI, occupied an additional leased building of approximately 30,000 square feet, located adjacent to its existing facility. This building houses the Exigent corporate headquarters, including the executive, administrative, and marketing staff, FTI and the Product Development department. The lease is for a ten-year period expiring in April 2007.

     In addition to the corporate headquarters, Exigent, through its subsidiary STI, leases the following space at other sites. Lease expiration dates are shown parenthetically:

          o Alexandria, Virginia - approximately 15,296 square feet (August 31, 1998); Exigent has the right to renew this lease for up to two additional one-year terms.

          o    Aurora,  Colorado - approximately  2,494 square feet (October 31,
               1999).

          o Colorado Springs, Colorado - approximately 1,946 square feet (July 1, 2000).

          o    La Plata, Maryland - approximately 1,935 square feet (October 14,
               1998); Exigent has the right to renew this lease for up to three additional one-year terms.

          o    Mesa,  Arizona -  approximately  2,971 square feet  (November 20,
               1999).

     Management believes that with the new addition to its headquarters, its occupancy needs will be met through the Company's next fiscal year. Due to the nature of the Company's business, there are no special facility requirements to consider, given that software development can be conducted in standard office space and its manufacturing requirements are minimal and most often handled through outsourcing.

ITEM 3.     LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which Exigent or its subsidiaries or their properties are a party or were a party during the fourth quarter of the Company's fiscal year ended January 31, 1998.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of Exigent during the fourth quarter of the Company's fiscal year ended January 31, 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Trading of Exigent's Common Shares and Common Stock Purchase Warrants is reported on the NASDAQ Electronic Bulletin Board (the "Bulletin Board") under the symbols XGNT and XGNTW, respectively. Reporting commenced on March 24, 1997. Additionally, Exigent Common Shares and Common Stock Purchase Warrants are traded on the Chicago Stock Exchange under the symbol XNT and XNTW, respectively. There is no established trading market for the Company's Class A Preferred Shares.

     The following table represents the high and low bid prices for the Company's Common Shares and Common Stock Purchase Warrants for each quarter of its fiscal year ended January 31, 1998, as reported in the Daily Trade and Quote Summary provided by the Bulletin Board:

                                          Common Stock
                       COMMON SHARES      PURCHASE WARRANTS
          1998      High        Low       High        Low

 4th Quarter        $4.25       $2.75     $1.5        $0.625
 3rd Quarter        $4.13       $2.13     $1.0        $0.25
 2nd Quarter        $2.25       $2.00     $0.25       $0.0625
 1st Quarter        $4.50       $2.00     $0.25       $0.0625

     The Company's Common Shares and Common Stock Purchase Warrants were not traded during the Company's fiscal year ended January 31, 1997. The Company's Common Shares and Common Stock Purchase Warrants have traded only sporadically on The Chicago Stock Exchange.

     The approximate number of holders of Common Shares of Exigent is 1,115 (based upon the number of record holders), excluding stockholders whose Common Shares are held in nominee or street name by brokers. The approximate number of holders of Exigent's Common Stock Purchase Warrants is approximately 1,314 (based upon the number of record holders), excluding holders whose Common Stock Purchase Warrants are held in nominee or street name by brokers.

     As a private company Exigent paid annual cash dividends of $0.05 and $0.075, respectively, during its fiscal years ended January 31, 1996 and 1997 (the amounts stated reflect the reorganization and current capitalization of the Company). In its fiscal year ended January 31, 1998, the Board of Directors decided that Exigent would forego dividend payments in order to invest in the Company's growth.

ITEM 6.     SELECTED FINANCIAL DATA

     The selected financial data is that of the Company. The pro forma per share figures are calculated based upon the weighted average common shares outstanding, fully diluted, of Exigent giving retroactive effect to the reorganization (see notes to the financial statements for a further description). The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                                                                                    Years Ended January 31
                                                                                 (Amounts in thousands except
                                                                                      per share amounts)

                                                      1998            1997             1996          1995           1994

Revenues                                       $     35,749      $   29,936      $    25,292    $   19,761    $   16,761
     Cost of Sales                                  (26,422)        (24,689)         (19,408)      (16,064)      (13,401)
Gross Profit                                          9,327           5,247            5,884         3,697         3,360
    General and Administrative Expenses              (7,050)         (5,344)          (3,841)       (2,539)       (2,511)
    Research and Development Costs                      (48)           (240)            (155)         (102)         (126)
Operating Income                                      2,229            (337)           1,888         1,056           723
     Total Other Income (Expense)                       (53)              1               (1)           20           (13)
Income before Taxes                                   2,176            (336)           1,887         1,076           710
     Income Tax Expense                                (831)           (150)            (755)         (354)         (216)
Net Income                                     $      1,345       $    (486)     $     1,132     $     722     $     494
Income per Pro Forma Weighted Average
     Common Shares, Outstanding - Diluted      $       0.29       $   (0.13)     $      0.29     $    0.19     $    0.13
Cash Dividends                                 $          -       $    (310)     $      (178)    $     (89)    $     (89)
Cash Dividends Paid per Pro Forma Share
     Outstanding                               $          -       $   0.075      $      0.05     $    0.03     $    0.03
Total Assets                                   $     14,693       $  10,949      $     8,328     $   6,471     $   4,631
Total Long-Term Liabilities
     (Excluding Deferred Income Taxes)         $        467       $     317      $        10     $      17     $      -
Total Stockholders' Equity                     $      7,781       $   6,258      $     4,893     $   3,939     $   3,306
Stockholders' Equity per Pro Forma Weighted
     Common Share, Outstanding - Diluted       $       1.67       $    1.72      $      1.27     $    0.88     $    0.86
Dividends Declared per Pro Forma Weighted
     Average Common Share, Outstanding -
     Diluted                                   $          -       $   0.075      $      0.05     $    0.02     $    0.02


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY

     As of January 31, 1998 and 1997, the Company's ratio of current assets to current liabilities was 1.9 and 2.0, respectively. As of January 31, 1998, the Company's quick liquidity ratio was 1.8, up from 1.7 for the year ended January 31, 1997. This increase is due to the increase in product sales over the Company's fiscal year ended January 31, 1997.

     The Company's cash portfolio (cash and cash equivalents) increased $3,211,803 at January 31, 1998. This increase is due to cash provided by operating activities of $5,239,810 and cash provided by financing activities of $413,759 less cash in the amount of $2,441,766 used in investing activities. The cash provided by operating activities increased primarily due to an increase in cash paid by customers. This increase is the result of the increase in product sales during the Company's fiscal year ended January 31, 1998. By comparison, the Company's cash portfolio increased $158,621 at January 31, 1997. This increase was due to cash provided by operating activities of $1,679,983 and cash provided by financing activities of $428,366 less cash in the amount of $1,949,728 used in investing activities. The cash provided by operating activities increased primarily due to an increase in cash received from customers.

     In the Company's fiscal years ended January 31, 1998 and 1997, Exigent acquired $1,306,693 and $1,382,163, respectively, of capital assets compared with $1,122,226 in 1995. This expenditure in the Company's fiscal year ended January 31, 1998 was due primarily to an investment made in computing resources to support the demonstration of the Company's products and capabilities in an integrated control center. The expenditures in prior fiscal years were made to support programs and for the modernization of office equipment. In the Company's fiscal year ended January 31, 1998, the Company made a decision to lease resources for office computing needs. Capital for equipment purchases is expected to remain stable for the next two fiscal years as the Company has now modernized, and has acquired computer resources for expected near-term operations. The Company will continue its policy of leasing resources for office computing needs.

     In the Company's fiscal years ended January 31, 1998 and 1997, the Company also spent $1,149,685 and $556,167, respectively, in capitalized research and development costs to develop new products considered essential in maintaining a strong market position in the Satellite Command and Control Industry as well as the airport security industry. There was $161,785 of research and development costs capitalized in fiscal 1995. In the Company's fiscal year ended January 31, 1998, it was determined that the capitalized research and development expenditures related to the OS/COMET product incurred prior to such fiscal year should be expensed due to a change in estimated revenue and therefore these costs were taken against the current fiscal year earnings.

     In addition, management reviewed the status of the ICC development project which had been accomplished to date and determined that the asset was more appropriately classified as property, plant, and equipment, as it was being used as demonstration equipment during the Company's fiscal year ended January 31, 1998. The first year depreciation (20%) was taken against the Company's fiscal year ended January 31, 1998 earnings. Both of these management decisions resulted in an adjustment in earnings per share from $0.33 to $0.29.

     Cash provided by financing activities for the Company's fiscal year ended January 31, 1998 was $413,759. This was comprised of $800,000 borrowed to purchase computer equipment for product developments, offset by $382,108 in principal payments on long-term debt. In addition, $177,867 of capital was raised through the exercise of stock options and warrants. Cash used in financing activities for the Company's fiscal year ended January 31, 1998 was $428,366.

     In the Company's fiscal year ended January 31, 1998 the Board of Directors determined not to pay any dividends, but instead to use its cash for product development and operations. As a private company, the Company paid dividends of $0.45 and $0.30 ($.075 and $.050, giving retroactive effect of the stock exchange) per share in the Company's fiscal years ended January 31, 1997 and 1996, respectively, for total dividends of $309,549 and $177,955, respectively.

     Principal payments on long-term debt amounted to $382,108, $251,335 and $6,363 in the Company's fiscal years ended January 31, 1998, 1997, and 1996, respectively. As of January 31, 1998 and 1997, Exigent had a line of credit with a bank of $1,800,000. Draws against the line as of January 31, 1998 and 1997 were $0 and $182,000, respectively. All accounts receivable, equipment, furniture, and fixtures of STI are pledged as collateral on the line of credit.

     Management believes that capital in addition to that available through operations and the available line of credit will be necessary to fund the Company's plans for expansion and growth during the Company's next fiscal year and the growth plans for such fiscal year and beyond. The Company may seek debt or equity financings. However, there can be no assurance that such financing will be available on acceptable terms, if at all.

PROVISION FOR INCOME TAXES

     The effective rate for the Company's fiscal year ended January 31, 1998 was 38.2%, up 82.7% from the Company's fiscal year ended January 31, 1997 effective rate of negative 44.5%. This increase is the result of the public offering costs incurred during the Company's fiscal year ended January 31, 1997 that were not deductible for federal and state taxes. The Notes to Financial Statements describe the differences between the U.S. statutory and effective income tax rates.

ANALYSIS OF OPERATIONS

OVERVIEW

     The Company has changed the last day of its fiscal year to December 31. Hence, the Company's next fiscal year, which will be an eleven month period, will end on December 31, 1998.

The current contract base provides sufficient backlog to maintain the Company through the first four to six months of its next fiscal year. The backlog as of January 31, 1998 for commercial and government contracts was $1,626,606 and $9,707,479, respectively. The Company invested in excess of $3,000,000 over the last two years in its software product OS/COMET. This investment facilitated the significant contract awards that management believes would have been impossible otherwise. Commitment to maintain support for the product will continue through the Company's next fiscal year and is necessary to deliver the services under contract.

     The Company completed development of a new commercial software product, FotoTag, during its fiscal year ended January 31, 1998. Management expects revenue to begin on sales of this product in its next fiscal year.

     The Company completed expansion of its corporate headquarters in January 1998. The commercial satellite business is projected to continue with strong sales worldwide and is expected to show moderate increases throughout the end of the decade, providing additional opportunities for the Company.

     Demand for software engineers is expected to provide new customer opportunities for the Company, but will place a premium on efforts to retain the current workforce. This risk will put additional pressure on overall payroll costs, but should be an industry-wide phenomenon. Management believes that the benefits offered by the Company remain above the level of its competition and should help to stabilize its workforce. Overhead costs for benefits should remain flat and the Company expects to maintain the same percentage of wages for the Company's next fiscal year. Management believes it is important that the Company not reduce benefits while the demand for software engineers remains high. To do so and hold costs stable has been a management challenge and will continue to be so in the near future. Maintaining the Company's comprehensive benefit plan will also facilitate its ability to sustain an effective recruiting campaign.

COMPARISON OF YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

     Sales for the Company's fiscal year ended January 31, 1998 were $35,748,719, up 19% from sales of $29,935,691 for its fiscal year ended January 31, 1997. The sales for the Company's fiscal year ended January 31, 1997 increased 18% from sales of $25,291,635 for the Company's fiscal year ended January 31, 1996. The breakdown between government and commercial sales for these periods were as follows:

               Year ended 1/31/98                     Year ended 1/31/97                          Year ended 1/31/96

              ----------------------                -----------------------                      ----------------------
Government     $  23,113,150              65%        $          18,233,915              61%        $        12,892,121      51%
Commercial        12,635,209              35%                   11,701,776              39%                 12,399,514      49%
                                       -------
              === ==================                === ===================     ============     ==== ================= ========
               $     35,748,719          100%        $          29,935,691             100%        $        25,291,635     100%
              === ==================   =======      === ===================     ============     ==== ================= ========


     These sales reflect a 65% to 35% government to commercial split in the Company's fiscal year ended January 31, 1998 compared to a 61% to 39% split in the Company's fiscal year ended January 31, 1997 and a 51% to 49% split in the Company's fiscal year ended January 31, 1996. Government contract revenue increased in the Company's fiscal year ended January 31, 1998 due to the Company obtaining additional work with Lockheed on the GPS contract as well as the sale of OS/COMET licenses for use on the GPS contract. The Company's sales in its fiscal year ended January 31, 1997 increased from its sales in its fiscal year ended January 31, 1996 due largely to obtaining the Lockheed contract as well as additional work on NRL contracts.

     Gross profit increased significantly from $5,246,847 (17.5% of sales) to $9,326,933 (26.1% of sales) for the years ended January 31, 1997 and 1998, respectively, primarily due to the Company's increase in product sales over the previous fiscal year and a decrease in labor costs on programs. Gross profit as a percent of sales for the Company's fiscal year ended January 31, 1996 was fairly consistent with the Company's fiscal year ended January 31, 1998 at $5,883,499 (23.3% of sales).

     The following chart shows the gross profit breakdown between government and commercial contracts:

Government:                            Year ended 1/31/98          Year ended 1/31/97         Year ended 1/31/96
                                    ------------------------    -----------------------     -----------------------
  Revenue from services            $       23,113,510             $  18,233,915             $  12,892,121
  Cost of sales                           (17,842,830)              (14,674,760)              (11,167,741)
                                    ------------------------
                                                                  ---------------------     -----------------------
   Gross profit                    $        5,270,680             $   3,559,155             $  1,724,380
                                   =========================     ======================     =======================
Gross profit as % of Sales                       22.8%                     19.5%                    13.4%


Commercial:                         Year ended 1/31/98              Year ended 1/31/97         Year ended 1/31/96
                                   -------------------------     -----------------------     ----------------------
   Revenue from services           $       12,635,209            $   11,701,776              $ 12,399,514
   Cost of sales                           (8,578,956)              (10,014,084)               (8,240,395)
                                   -------------------------     -----------------------     ------- --------------
   Gross profit                    $        4,056,253            $    1,687,692              $  4,159,119
                                   =========================     =======================     ======================
   Gross profit as % of  Sales                   32.1%                        14.4%                  33.5%

     General and administrative expenses in the Company's fiscal year ended January 31, 1998 were $7,050,070, 32% or $1,705,859 higher than its fiscal year ended January 31, 1997 expenses of $5,344,211. This increase resulted primarily from $706,139 in administrative labor costs due to the addition of new employees required to administer a public company and to expand the business base of the company, $290,151 in additional costs related to marketing and recruiting and $425,000 in severance costs associated with the unplanned departure of several senior level employees. General and administrative expenses in the Company's fiscal year ended January 31, 1997 were $5,344,211, 39% or $1,503,542 higher than its expenses of $3,840,669 in its fiscal year ended January 31, 1996. This increase resulted primarily from $1,058,951 in public offering costs, $364,155 in additional costs related to marketing and recruiting, and $387,442 in administrative costs due to the hiring of more employees during the Company's fiscal year ended January 31, 1997.

     Net income increased significantly to $1,345,429 (3.8% of sales) in the Company's fiscal year ended January 31, 1998. Management attributes the increase to the increased OS/COMET product sales from 1.5% of total revenue in the Company's fiscal year ended January 31, 1997 to 5.6% in the Company's fiscal year ended January 31, 1998. As was mentioned previously in the discussion on capitalized research and development, the decisions to take a more conservative position on both the integrated control center asset and the OS/COMET in the Company's fiscal year ended January 31, 1997 and prior expenditures had a fairly significant impact on the current year earnings. The net income for the Company's fiscal year ended January 31, 1998 was decreased for these two actions by approximately $225,000 or $0.04 per share. Net income dropped from $1,131,741 (4.5% of sales) in the Company's fiscal year ended January 31, 1996 to a net loss of $486,238 (1.6% of sales) in the Company's fiscal year ended January 31, 1997. Management attributes this decrease to the approximately $1,000,000 of costs incurred for the public offering during the Company's fiscal year ended January 31, 1997.

FAS 130 AND 131 DISCLOSURE

     The two new financial Accounting Standards, 130 - Reporting Comprehensive Income and 131 - Disclosures about Segments of an Enterprise and Related Information, will not be effective until the Company's next fiscal year. At that time if there is an impact, the statements will be adjusted accordingly. There appears to be no impact to the statments as a result of these new standards for the Company's fiscal year ended January 31, 1998.

YEAR 2000 ISSUES

     Some existing computer programs will be unable to recognize dates properly in the Year 2000 ("Y2K") and beyond. During 1997, Exigent conducted an informal study of its products, systems and operations, including systems under development, to improve business functionality, to identify those of its computer hardware, software and process control systems that do not properly recognize dates after December 31, 1999, and those that are linked to third parties' systems. Based on this informal study, Exigent recognized that the OS/COMET product required certain modifications to be Y2K compliant. Those modifications have been made to the software and are available in the current release, Version 3.5. Exigent has also initiated communications with certain third parties whose computer systems' functionality could adversely impact the Company. These communications will facilitate coordination of any necessary Y2K conversions and will, additionally, permit Exigent to determine the extent to which the Company may be vulnerable to the failure of third parties to address their own Y2K issues.

     The costs of Exigent's Y2K compliance efforts are being funded with cash flows from operations. Some of these costs relate solely to the modification of existing systems, while others are for new systems that will improve business functionality. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development and implementation, in part due to the reallocation of internal resources and the deferral of other projects. As a result, these costs are not expected to have a material adverse effect on Exigent's overall results of operations or cash flows.

     The assessment of the costs of Exigent's Y2K compliance effort, and the timetable for the Company's planned completion of its own Y2K modifications, are management's best estimates. These estimates were based upon numerous assumptions regarding future events, including assumptions as to the continued availability of certain resources, and, in particular, personnel with expertise in this area, and as to the ability of such personnel to locate and either re-program or replace, and test, all affected computer hardware, software and process control systems in accordance with the Company's planned schedule. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

     Based upon progress to date, however, Exigent believes that it is unlikely that the foregoing factors will cause actual results to differ significantly from those estimated. As to the systems of the third parties that are linked to Exigent's, there can be no guarantee that those of such systems that are not now Y2K-compliant will be timely converted to compliance. Additionally, there can be no guarantee that third parties of business importance to Exigent will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems.

OUTLOOK

     This section captioned "Outlook" and other parts of this Annual Report on Form 10-K include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those projected in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K. See "Other Factors Relating to Forward-Looking Statements" below.

     DIVERSIFICATION AND LONG TERM GROWTH. The Company expects to diversify its business by developing additional COTS products for sale in both commercial and government markets. The Company currently plans to seek opportunities for long term growth through acquisitions, development of products for commercial applications, and leveraging the Company's existing technologies and products.

     PRODUCT DEVELOPMENT. As described above (see "Business - Product Development" and "Business - Research and Development"), the Company is developing new products and product offerings, including the ATE and the ICC. The Company plans to investigate other new product development opportunities as part of its effort to expand its product offerings and market.

OTHER FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. The Company cannot assure that it will be able to anticipate or respond timely to changes which could adversely affect its operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of results to be expected in future periods. Fluctuations in operating results may result in fluctuations in the price of the Company's common stock.

     The more prominent known risks and uncertainties inherent in the Company's business are set forth below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant to the Company.

     Such other factors include, among others, those described in Item 1. "Business," and this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation " and the following:


          continued dependence on a small number of significant customers for substantially all of the Company's revenue and the potential loss of one or more of the Company's principal customers;

          continued dependence on government agencies for a significant portion of the Company's revenue;

          the shortage of qualified and competent software engineers and the risk that the Company will be unable to retain its key employees and managers, especially in the event the Company loses one or more contracts or principal customers;

          dependence on the satellite command and control industry and the potential failure to diversify the Company's product and service offerings and to expand its markets for commercial applications;

          the unanticipated expense of new product development, the potential failure by the Company to develop new products under development and others to be developed in the future successfully or on a timely basis, and the failure of such products to achieve substantial market acceptance;

          the potential loss of customers or opportunities because of the Company's relationship as a competitor to some of its principal customers;

          the potential loss of other customer opportunities because of the Company's subcontractor relationship with Motorola SatCom on the IRIDIUM project;

          the possibility that Motorola will elect not to move forward with the Celestri project, or that Motorola may choose a vendor other than the Company; and

          the potential impact of increases in salary rates due to the amount of revenue related to services.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

Item 8.  Financial Statements and Supplementary Data

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Exigent International, Inc.

We have audited the accompanying consolidated balance sheets of Exigent International, Inc. (a Delaware corporation) and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended January 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exigent International, Inc. and subsidiaries as of January 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended January 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


By:/s/Charles W. Hoyman, Jr., President
   -------------------------------------
Hoyman, Dobson & Company, P.A.
Melbourne, Florida
April 4, 1998

                           EXIGENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1998 AND 1997

                                     ASSETS

                                                                    January 31,
                                                     -----------------------------------------
                                                           1998                    1997
                                                     -------------------    ------------------
CURRENT ASSETS
  Cash and cash equivalents                             $      3,640,508      $       428,705
  Accounts receivable, pledged                                 2,747,383            2,909,746
  Costs and estimated earnings in excess
    of billings on uncompleted contracts, pledged              3,823,768            3,836,828
  Prepaid expenses                                                64,288               60,428
  Inventory                                                        5,288                    -
  Income taxes receivable                                              -              796,143
  Deferred income taxes                                          663,000              333,000
                                                           --------------       -------------

     TOTAL CURRENT ASSETS                                     10,944,235            8,364,850
                                                           --------------       -------------

PROPERTY AND EQUIPMENT, pledged
  Cost                                                         5,304,630            4,043,152
  Accumulated depreciation                                   (3,135,923)          (2,195,150)
                                                           --------------       -------------

     NET PROPERTY AND EQUIPMENT                                2,168,707            1,848,002
                                                           --------------       -------------

OTHER ASSETS
  Software development costs, net of
     accumulated amortization of $195,714
     in 1998 and $217,137 in 1997                              1,508,887              663,599
  Organization costs                                              10,638               11,398
  Deposits                                                        43,466               40,611
  Cash surrender value of life insurance                          17,028               20,269
                                                           --------------       -------------

      TOTAL OTHER ASSETS                                       1,580,019              735,877
                                                           --------------       -------------

      TOTAL ASSETS                                      $     14,692,961      $    10,948,729
                                                           ==============       =============








         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            JANUARY 31, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       January 31,
                                                         -----------------------------------
                                                                1998              1997
                                                         --------------     ----------------
CURRENT LIABILITIES
  Line of credit                                         $           -      $    182,000
  Accounts payable                                             392,799         1,100,123
  Accrued expenses                                           3,401,311         2,179,200
  Billings in excess of costs and estimated
     earnings on uncompleted contracts                       1,252,700           418,426
  Income taxes payable                                         242,524                 -
  Current portion, long-term debt                              511,111           248,775
                                                         --------------     -------------
     TOTAL CURRENT LIABILITIES                               5,800,445         4,128,524
                                                         --------------     -------------

LONG-TERM LIABILITIES
  Long-term debt, less current portion                         466,667           311,111
  Deferred income taxes                                        645,000           246,000
  Other liabilities                                                  -             5,541
                                                         --------------     -------------
     TOTAL LONG-TERM LIABILITIES                             1,111,667           562,652
                                                         --------------     -------------

     TOTAL LIABILITIES                                       6,912,112         4,691,176
                                                         --------------     -------------

STOCKHOLDERS' EQUITY
  Class A preferred  shares,  $.01 par value
     5,000,000  shares  authorized, 688,792
     and 697,320 issued and outstanding at
     January 31, 1998 and 1997, respectively;
     $2.50 per share liquidation/dissolution
     preference


                                                                 6,888             6,973
  Common stock, $.01 par value, 30,000,000 shares
     authorized,  3,872,655  issued and  outstanding
     at January 31, 1998:  3,786,600  issued and
     outstanding at January 31, 1997

                                                                38,726            37,866
  Class B common stock, $.01 par value; 600,000
    shares authorized, no shares issued or outstanding               -                 -
  Paid in capital                                            1,585,007         1,407,915
  Retained earnings                                          6,150,228         4,804,799
                                                         --------------     -------------

     TOTAL STOCKHOLDERS' EQUITY                              7,780,849         6,257,553
                                                         --------------     -------------

COMMITMENTS AND CONTINGENCIES                                        -                 -
                                                         --------------     -------------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                            $  14,692,961      $ 10,948,729
                                                         ==============     =============



         The accompanying notes are an integral part of this statement.

                                            EXIGENT INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


                                                     1998               1997               1996
                                              -----------------    ---------------   ---------------
REVENUES FROM SERVICES                        $     35,748,719    $   29,935,691     $  25,291,635

COST OF SALES                                      (26,421,786)      (24,688,844)      (19,408,136)
                                              -----------------    ---------------   ---------------

GROSS PROFIT                                         9,326,933         5,246,847         5,883,499

GENERAL AND ADMINISTRATIVE
  EXPENSES (Includes $1,058,951 of
  public offering costs in 1997)                    (7,050,070)       (5,344,211)       (3,840,669)

RESEARCH AND DEVELOPMENT COSTS                         (47,854)         (239,986)         (154,856)
                                              -----------------    ---------------   ---------------

OPERATING INCOME (LOSS)                              2,229,009          (337,350)        1,887,974
                                              -----------------    ---------------   ---------------

OTHER INCOME (EXPENSE)
  Interest income                                       36,887            55,939            33,987
  Interest expense                                     (91,276)          (55,119)          (26,311)
  Loss on disposal of fixed assets                      (4,655)                -            (8,509)
  Other, net                                             6,229                 -                 -
                                              -----------------    ---------------   ---------------
TOTAL OTHER INCOME (EXPENSE)                           (52,815)              820              (833)
                                              -----------------    ---------------   ---------------


INCOME (LOSS) BEFORE INCOME TAXES                    2,176,194         (336,530)         1,887,141


INCOME TAX EXPENSE                                    (830,765)         (149,708)         (755,400)
                                              -----------------    ---------------   ---------------


NET INCOME (LOSS)                             $      1,345,429    $     (486,238)   $    1,131,741
                                              =================    ===============   ===============


EARNINGS (LOSS) PER SHARE-BASIC               $            .29    $         (.11)   $          .29
                                              =================    ===============   ===============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                                4,617,712         4,339,834         3,859,092
                                              =================    ===============   ===============

EARNINGS (LOSS) PER SHARE - DILUTED           $             .29    $        (.13)    $         .29
                                              =================    ===============   ===============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                              4,647,290         3,642,514         3,859,092
                                              ==================    ==============   ===============

         The accompanying notes are an integral part of this statement.


                                            EXIGENT INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                                              Common Stock                     Class A Preferred
                                                    ---------------------------------     -------------------------
                                                        Shares            Amount            Shares           Amount
                                                    ---------------    --------------     ------------    ---------

BALANCE JANUARY 31, 1995                                   768,400    $    7,684                 -     $          -
Net income                                                       -             -                 -                -
Cash dividends of $.30 per common share
 ($.05 giving retroactive effect
 of stock exchange)                                              -             -                 -                -
                                                    ---------------  -----------      ------------      -----------

BALANCE JANUARY 31, 1996                                   768,400         7,684                 -                -
Issued 46,986 shares of treasury stock
 to fund accrued bonuses, cost $4.25.
 Market value of Company's common
 stock $14.03.                                                   -             -                 -                -
Issued 38,600 shares of treasury
 stock to fund accrued ESOP
 contributions,  cost $4.25. Market value
 of Company's common stock $14.03.                               -             -                 -                -
Issued 18,552 shares of treasury stock for
 bonuses and management incentives, cost
 $4.25. Market value of Company's common
 stock $14.03.                                                   -             -                 -                -
Cash dividend of $.45 per common share
 ($.075 giving retroactive effect of                             -             -                 -                -
 stock exchange)
Issued warrants for services                                     -             -                 -                -
Retired 71,080 shares of treasury stock                   (71,080)          (711)                -                -
5 for 1 exchange of stock                                2,789,280        27,893                 -                -
Issued  one share of class A  preferred
 stock for every  five  shares of common
 stock for total issuance of 697,320 shares
 of class A preferred stock                                      -             -           697,320            6,973
Issued 300,000 shares of stock for services
and cash                                                   300,000         3,000                 -                -

Issued warrants for cash                                         -             -                 -                -
Net loss                                                         -             -                 -                -
                                                    --------------   -----------      ------------      -----------

BALANCE JANUARY 31, 1997                                 3,786,600    $   37,866           697,320     $      6,973
Exercise of stock options                                   73,800           738                 -                -
Exercise of warrants                                         3,852            38                 -                -
Shares retired                                               (125)            (1)                -                -
Conversion of 8,528 shares of class A
preferred stock for 8,528 shares of common stock             8,528            85           (8,528)              (85)
Net income                                                       -             -                 -                -
                                                    --------------  ------------      ------------      -----------

BALANCE JANUARY 31, 1998                                 3,872,655    $   38,726           688,792     $      6,888
                                                    ==============  ============      ============     ============

         The accompanying notes are an integral part of this statement.







      Class B Common                                                                                  Total
------------------------       Paid In                Retained             Treasury          Stockholders
 Shares       Amount            Capital               Earnings              Stock                 Equity
----------  ------------     ---------------       ---------------      ---------------    -------------------

        -             -               29,030             4,646,800          (744,763)           3,938,751
        -             -                    -             1,131,741                 -            1,131,741


        -             -                    -              (177,955)                -             (177,955)
----------  ------------     ---------------       ---------------    ---------------      ---------------

        -             -               29,030             5,600,586          (744,763)           4,892,537



        -             -              459,523                     -           199,690              659,213



        -             -              377,508                     -           164,050              541,558



        -             -              181,439                     -            78,846              260,285

        -             -                    -              (309,549)                -             (309,549)

        -             -               17,497                     -                 -               17,497
        -             -             (301,466)                    -           302,177                    -
        -             -              (27,893)                    -                 -                    -



        -             -               (6,973)                    -                 -                    -

        -             -              675,000                     -                 -              678,000
        -             -                4,250                     -                 -                4,250

        -             -                    -              (486,238)                -             (486,238)
----------  -----------     ----------------      ----------------    --------------      ---------------

        -             -            1,407,915             4,804,799                 -            6,257,553
        -             -              165,574                     -                 -              166,312
        -             -               11,518                     -                 -               11,556
        -             -                    -                     -                 -                   (1)

        -             -                    -                     -                 -                    -
        -             -                    -             1,345,429                 -            1,345,429
----------  -----------     ----------------     -----------------    --------------      ---------------

        -   $         -     $      1,585,007     $       6,150,228    $            -     $      7,780,849
==========  ===========     ================     =================    ================   ================

            The accompanying notes are an integral part of this statement.



                                            EXIGENT INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

                                                            1998                  1997                  1996
                                                        ----------------     ----------------     ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Cash received from customers                           $   36,769,657      $    29,559,470      $      24,719,672
  Interest received                                              36,887               55,939                 33,987
  Cash paid to suppliers and employees                     (31,752,360)         (26,398,002)           (21,621,853)
  Public offering costs                                               -            (366,454)                      -
  Interest paid                                                (91,276)             (55,119)               (26,311)
  Income taxes received (paid)                                  276,902          (1,115,851)              (512,600)

                                                        ----------------     ----------------     ------------------
  NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                              5,239,810            1,679,983              2,592,895
                                                        ----------------     ----------------     ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Cash paid for acquisition of capital assets                (1,306,693)          (1,382,163)           (1,122,226)
  Cash paid for organizational costs                                   -             (11,398)                     -
  Cash  proceeds from the sale of capital
     assets                                                       14,612                    -                36,878
  Cash paid for capitalized software
     development                                            (1,149,685)            (556,167)              (161,785)
                                                        ----------------    -----------------    -------------------
NET CASH USED IN INVESTING
ACTIVITIES                                                  (2,441,766)          (1,949,728)           (1,247,133)
                                                        -----------------    -----------------   -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Net borrowings under line of credit                         (182,000)              182,000              (900,000)
  Proceeds from issuance of long-term debt                      800,000              800,000                      -
  Principal payments on long-term debt                        (382,108)            (251,335)                (6,363)
  Cash received from exercise of common
      stock options                                             166,311                3,000                      -
  Cash received from exercise of warrants                        11,556                4,250                      -
  Dividends paid                                                      -            (309,549)              (177,955)
                                                        ----------------     ----------------     ------------------
  NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                       413,759              428,366            (1,084,318)
                                                        ----------------     ----------------     ------------------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                   3,211,803              158,621                261,444

CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                        428,705              270,084                  8,640
                                                        ----------------     ----------------     ------------------

CASH AND CASH EQUIVALENTS, END
   OF YEAR                                                    3,640,508      $       428,705      $         270,084
                                                        ================     ================     ==================


         The accompanying notes are an integral part of this statement.

                                                                     1998              1997               1996
                                                              --------------     -------------      ---------------

RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATING
 ACTIVITIES:

Net income (loss)                                             $    1,345,429     $    (486,238)     $    1,131,741
                                                              --------------     --------------     --------------

Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization                                     1,271,878            855,252            549,621
 Loss on disposal of fixed assets                                      4,655                  -              8,509
 Public offering costs                                                     -            692,495                  -
 Decrease (increase) in accounts receivable                          162,363        (1,458,502)            134,979
 Decrease (increase) in costs and estimated earnings
    in excess of billings on uncompleted contracts                    13,060            861,295          (878,236)
 Decrease (increase) in income tax refunds
    receivable                                                       796,143          (796,143)                  -
 Decrease (increase) in prepaid expenses                             (3,860)             62,378          (108,316)
 Decrease (increase) inventory                                       (5,288)                  -                  -
 Decrease (increase) in deferred income taxes                      (330,000)           (32,000)           (49,700)
 Decrease (increase) in deposits                                     (2,855)            (5,808)            (3,495)
 Decrease (increase) in cash surrender value of life
    insurance                                                         3,241                898            (1,425)
 Increase (decrease) in accounts payable                           (707,324)            878,104             72,979
 Increase (decrease) in accrued expenses                          1,222,111          1,026,052          1,272,207
 Increase (decrease) in deferred income taxes - long-term           399,000            166,000             80,000
 Increase (decrease) in billings in excess of costs and estimated
    earnings on uncompleted  contracts                               834,274            220,087            171,294
 Increase (decrease) in income taxes payable                         242,524          (304,000)            212,500
 Increase (decrease) in other liabilities                            (5,541)                113                237
                                                              --------------     --------------     --------------

 Total adjustments                                                 3,894,381          2,166,221          1,461,154
                                                              --------------     ---------------    --------------


 NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                                $    5,239,810     $    1,679,983     $    2,592,895
                                                              ==============     ==============     ==============





         The accompanying notes are an integral part of this statement.


                           EXIGENT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996



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

On January 30, 1997, the following noncash transactions occurred:

The Company stockholders exchanged 100% of Software Technology, Inc.'s outstanding common stock, 697,320 shares, for 3,486,600 shares of Exigent's common stock and 697,320 shares of Exigent's Class A preferred stock which reduced paid in capital by $34,866.

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

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Exigent International, Inc. (Exigent), a Delaware corporation, was formed on March 25, 1996 as a holding company. On January 30, 1997, it acquired all of the outstanding stock of Software Technology, Inc. (STI) in exchange for stock of Exigent. STI, therefore, became a wholly owned subsidiary of Exigent and was the consolidated group's (the "Company") only source of business operations at January 30, 1997. In March, 1997 FotoTag, Inc. (FotoTag) was formed as a wholly owned subsidiary of Exigent. Exigent, from the date of formation through January 30, 1997, had no material activity other than the issuance of 300,000 shares of the Company's stock for services related to the reorganization.

STI is a systems and software engineering firm providing innovative technical solutions for government and industry throughout the U.S. STI also produces OS/COMET - a commercially available command and control development and support system. STI provides systems and software engineering services and commercial off the shelf products for real-time command, control, and data acquisition systems. STI retains expertise in leading edge technologies supporting applications ranging from bit slice microprocessor software to large realtime systems. STI specializes in command and control applications for ground, flight, test, and process control and has extensive expertise in graphics, simulations, and information systems.

FotoTag was created as a subsidiary of Exigent in 1997 to provide the structure for concentration on tracking and control system solutions for international high technology applications. The subsidiary's first product, also called FotoTag(R), is used for tracking airport and airline passengers and their checked bags.

Most recently, the FotoTag subsidiary designed Active Tracking Engine(TM) (ATE), a new system platform for rapid application development of tracking objects in global domains. This subsidiary has positioned ATE for implementation in end-user applications as well as horizontal marketing middleware for system integrators.

POOLING OF INTERESTS - On January 30, 1997 Exigent acquired STI in a business combination accounted for as a pooling of interests. STI became a wholly owned subsidiary of the Company through the exchange of 3,486,600 shares of Exigent's common stock and 697,320 shares of Exigent's Class A preferred stock for all of the outstanding stock and warrants of STI. The accompanying financial statements for the year ended January 31, 1997 are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination. There were no adjustments to net assets or net income during the fiscal year as a result of the entities combining.

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Certain general and administrative expenses (including bid and proposal expenses) allowable in accordance with United States Government procurement practices are included in contract costs because they are identifiable with contract revenue.

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

The Company is also engaged as a seller of a number of software products. Generally, revenue is recognized upon delivery of the software. After the sale, if significant obligations remain or significant uncertainties exist about customer acceptance of the software, revenue is deferred until the obligations are satisfied or the uncertainties are resolved. When collectibility of the receivable is in doubt, revenue is recognized under the installment method or cost recovery method. Revenue from software services is recognized as the services are performed.

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

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SOFTWARE DEVELOPMENT COSTS - In accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes the direct costs and allocated indirect expenses associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed as contractual requirements are charged to operations.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE - During fiscal year ended January 31, 1998, the Company adopted the provisions of Statement of Financial
Accounting (SFAS) No. 128, "Earnings per Share". SFAS No. 128 superseded APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. It also requires that prior period earnings per share be restated to conform to the requirements of SFAS No. 128.

Basic earnings (loss) per share for the years ended January 31, 1998, 1997 and 1996 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the years ended January 31, 1998 and 1997 have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares, outstanding. Diluted earnings (loss) per share for the year ended January 31, 1996 is the same as basic earnings (loss) per share because there were no dilutive potential shares outstanding during this year.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these instruments.

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) -
As of January 31, 1998 and 1997 the fair value of indebtedness approximates its carrying value and was determined using market interest rates for debt with similar maturities.

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


NOTE 2 - ACCOUNTS RECEIVABLE

The following is a summary of accounts receivable:
                                                       January 31
                                          --------------------------------------
                                                1998                 1997
                                          ----------------     ----------------
   Contract receivables                   $      2,482,463     $      2,658,827
   Retainage receivable                            229,954              237,685
   Other receivables                                34,966               13,234
                                          ----------------     ----------------
           Total accounts receivable      $      2,747,383     $      2,909,746
                                          ================     ================

The  retainage   receivable  balance  represents  contracts  which  provide  for retainage provisions against billable amounts and are due upon completion of the contracts and acceptance by the customer.

The Company expects to collect all receivables within the next fiscal year.

NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                                January 31
                                    ------------------------------------    Estimated
                                       1998                 1997              Life
                                    ---------------     ----------------    ---------

Furniture and equipment             $      585,663      $       558,082     3-8 years
Vehicles                                    15,703               15,703       5 years
Computer equipment                       4,607,879            3,400,579     3-5 years
Leasehold improvements                      95,385               68,788      10 years
                                    ---------------     ----------------
    Total cost                           5,304,630            4,043,152
    Less accumulated depreciation       (3,135,923)          (2,195,150)
                                    ---------------     ----------------
    Net property and equipment      $    2,168,707      $     1,848,002
                                    ===============     ================


                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense charged to general and administrative expense in 1998, 1997 and 1996 was $394,116, $131,535 and $78,737, respectively. Depreciation expense charged to applied overhead in 1998, 1997 and 1996 was $359,528, $306,916 and $218,555, respectively. Depreciation expense charged directly to cost of sales in 1998, 1997 and 1996 was $213,077, $308,044 and $167,635, respectively.

NOTE 4 - LINE OF CREDIT

STI has a $1,800,000 line of credit available from a bank as of January 31, 1998 and 1997. The note bears interest on the unpaid principal balances at an interest rate per annum equal to the bank's prime rate plus .25%. As of January 31, 1998 and 1997 the outstanding draws against the lines were $0 and $182,000, respectively. The interest rate at January 31, 1998 and 1997 was 8.25%. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

An additional line of credit was entered into for $500,000 to fund the startup expenses associated with the new FotoTag entity. This note bears the same terms as the previously discussed line of credit. The note was signed in August with an effective date of June 15, 1997. No amounts have been drawn as of January 31, 1998.

The weighted average interest rate on short-term borrowings outstanding at January 31, 1998 was 8.25%.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                         January 31
                                          -----------------------------------
                                             1998                1997
                                          ---------------     ---------------

 Accrued bonuses                           $     150,000      $       55,000
 Accrued payroll taxes                           680,456             647,262
 Accrued fringe benefits                       1,338,515           1,113,552
 Accrued pension and profit sharing              343,064             246,715
 Accrued ESOP payment                            137,225              49,343
 Accrued 401K payable                            220,351              67,328
 Accrued severance pay                           265,000                   -
 Other accrued expenses                          266,700                   -
                                          ---------------     ---------------
     Total accrued expenses                $   3,401,311      $    2,179,200
                                          ===============     ===============

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 6 - LONG TERM DEBT

Long term debt outstanding consists
  of the following:
                                                        January 31
                                              -----------------------------
                                                 1998             1997
                                              -------------- --------------
Unsecured note payable to bank,
payable in thirty-six  monthly
installments of $630,  including
interest at 7.25% beginning monthly
October 1994, ending August 1997.
                                              $      -            $   4,330
Note  payable  to bank,  payable
in monthly  installments  of  $22,222
through February 28, 1999. Interest
is payable on the unpaid balance at
an interest rate per annum equal to
the bank's prime rate plus .375%. The
note is  collateralized by all accounts
receivable,  equipment  and  furniture
and fixtures of STI and prohibits STI
from declaring or paying  dividends
in excess of the lesser of 25% of net
income or $100,000 without prior lender
approval.

                                                  288,889          555,556
Note payable to bank, payable in monthly installments of $22,222, through August
15, 2000. Interest is payable on the
unpaid balance at a per annum interest rate equal to the bank's prime rate plus
 .375%. The note is collateralized by all accounts receivable, equipment, furniture and fixtures of STI and prohibits STI from declaring or paying dividends in excess of the lesser of 25% of net income or $100,000 without prior lender approval.


                                                  688,889             -
                                              -----------    --------------
 TOTAL LONG-TERM DEBT                             977,778          559,886
 Less: current portion of long-term  debt        (511,111)        (248,775)
                                              -----------    --------------

 TOTAL LONG-TERM DEBT, less current portion$      466,667      $   311,111
                                              ===========    ==============

Future maturities of long-term debt as
  of January 31, 1998 are as follows:

                                                                   Amount
                                                              --------------
                      1999                                         511,111
                      2000                                         311,111
                      2001                                         155,556
                                                              ==============
                                                              $    977,778
                                                              ==============

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


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


NOTE 8 - STOCK WARRANTS

Common stock warrants and related exercise prices have been adjusted, where applicable, to reflect the effects of the aforementioned common stock and warrant exchange.

On March 20, 1996, STI sold 174,996 ten year capital stock purchase warrants to its financial advisors for one cent each to purchase 174,996 shares of STI's capital stock, for a fixed exercise price of $3 per share. The warrants were issued for services rendered in connection with the registration offer. STI determined the value of these warrants to be $17,497 and recorded this amount in general and administrative expenses in fiscal year 1997. The exercise price of the warrants was greater than their fair market value on the date issued, therefore they were deemed to be valued at the $17,497 purchase price.

On January 30, 1997, the Company issued common stock purchase warrants in the amount of 229,896, to participants of the Software Technology, Inc. Restated Employee Stock Ownership Plan and Trust; 240,378 to other affiliates of the Company and 174,996 to a company engaged as a consultant. In addition, on January 30, 1997, the Company issued 425,000 warrants to Monogenesis Corporation for $4,250 in cash. Each warrant entitles the holder to purchase one share of Exigent's common stock at an exercise price of $3 per share. The terms of these warrants provide that they may be exercised during the period beginning January 30, 1997 and ending three years from that date.

     The exercise price of some of the warrants was greater than their fair market value at January 31, 1998. These warrants were included in the diluted earnings per share calculation at Note 19. The exercise price of all warrants was greater than their fair market value at January 31, 1997. At January 31, 1998, 1,664 warrants were canceled. Total warrants outstanding at January 31, 1998 and 1997 were 1,064,754 and 1,070,270, respectively.

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company has a defined contribution pension plan that covers substantially all employees who have met certain age and length of service requirements. Contributions to the plan were 10% of eligible compensation for 1998 and 5% of eligible compensation for 1997 and 1996. Eligible compensation for the years ended January 31, 1998, 1997 and 1996 was approximately $13,810,000, $12,377,000 and $10,958,000, respectively. For the years ended January 31, 1998, 1997 and 1996, the amount of pension expense was $1,381,023, $618,838, and $547,894, respectively.

The Company also sponsors a profit-sharing plan which allows substantially all full-time employees to defer compensation under Section 401(k) of the Internal Revenue Code and the employer to electively contribute to the plan. Employer contributions to the plan are made at the discretion of the Board of Directors. The employer contributions made to the plan for the years ended January 31, 1998, 1997 and 1996 were $0, $618,838 and $547,894, respectively.


NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP). Contributions to this plan are at the discretion of the Board of Directors. Full time employees who have attained the age of twenty-one (21) are eligible to participate in the plan. Contributions to the plan are allocated annually to eligible employees proportionate to their compensation, not including overtime and bonuses. Employee stock ownership plan contributions charged to operations and applied to overhead amounted to $0 and $552,409, respectively, for the year ending January 31, 1998, $ -0- and $247,535, respectively, for the year ending January 31,
1997, and $542,064 and $ -0-, respectively, for the year ending January 31, 1996. The ESOP has 2,056,142, 2,045,316 and 1,676,640 shares of the total issued and outstanding stock respectively at January 31, 1998, 1997 and 1996.

Dividends paid on the ESOP shares, as well as other shares, are considered to be reductions in retained earnings. The shares owned by the ESOP are considered to be outstanding shares and therefore included in the earnings per share calculation.

The plan acquired 62,000, 0 and 137,076 shares during the Company's fiscal years ended January 31, 1998, 1997 and 1996, respectively, from shareholders. In addition, in fiscal year 1996, 231,600 shares were purchased from treasury stock. Shares distributed from the plan as a result of termination of employment were 51,174, 0, and 0 during the Company's fiscal years ended January 31, 1998, 1997 and 1996. The shares' fair market value was determined based on the trading value of common shares of the Company at January 31, 1998 and on independent appraisal for January 31, 1997 and 1996.

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 11 - LEASE OBLIGATIONS

Office space and equipment is leased under operating leases expiring in various years through 2007.

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

In addition to the corporate headquarters, the Company leases 15,296 square feet of space in Alexandria, Virginia which lease will expire August 31, 1998 (subject to the right to renew for up to two additional one year terms), approximately 2,494 square feet of space in Aurora, Colorado which lease will expire October 31, 1999, approximately 1,946 square feet in Colorado Springs, Colorado, which lease will expire July 1, 2000, another 1,935 square feet of space in LaPlata, Maryland which lease will expire October 14, 1998 (subject to the right to renew for up to three additional one year terms) and approximately 2,971 square feet of space in Mesa, Arizona which will expire November 20, 1999. See also Note 23 - Subsequent Events.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of January 31, 1998 for each of the next five years and in the aggregate are:

  Year ending January 31:                                     Amount
                                                            -----------
  1999                                                      $  871,006
  2000                                                         615,911
  2001                                                         581,416
  2002                                                         586,230
  2003                                                         593,431
  Subsequent to 2003                                           607,658
                                                            -----------
    Total minimum future rental payments                    $3,855,652
                                                            ===========

Rent expense for the years ended January 31, 1998, 1997 and 1996 was $830,609, $649,638 and $549,573, respectively. Rent expense was offset by sublease rental income for the years ended January 31, 1998, 1997 and 1996 of $15,064, $66,655 and $62,103, respectively.

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 12 - ECONOMIC DEPENDENCY

The Company sold a substantial portion of its products and services to three major customers during its fiscal years ended January 31, 1998 and 1997 and two in its fiscal year ended January 31, 1996 in the Satellite Command and Control Industry. Transactions with these major customers; a commercial customer, a government contractor and a group of U.S. Government agencies, consisted of the following:

                           1998                              Customer 1             Customer 2        Customer 3
                           -----------                       -------------         --------------    --------------
Revenues                                                     $  11,700,279         $  11,435,270      $  5,157,842
Accounts receivable - at year end                                  913,281               737,996           642,109
Costs and estimated earnings in excess of billings
     on uncompleted contracts - at year end                      1,904,120               623,662           444,411
Billings in excess of costs and estimated earnings
     on  uncompleted contracts - at year end                       -                    (363,766)          (30,061)

                           1997                              Customer 1            Customer 2        Customer 3
                           -----------                       -------------         -------------     --------------
Revenues                                                     $  10,308,204         $   7,840,135     $   3,133,871
Accounts receivable - at year end                                1,313,767              -                  164,184
Costs and estimated earnings in excess of billings
      on uncompleted contracts - at year end                     1,753,614             1,108,647           415,899
Billings in excess of costs and estimated earnings
     on  uncompleted contracts - at year end                       (54,673)               -               (173,823)

                           1996                              Customer 1            Customer 2
                           -----------                        ---------------      --------------
Revenues                                                     $  10,564,099         $   6,076,692
 Accounts receivable - at year end                                 763,374                -
Costs and estimated earnings in excess of
     billings on uncompleted contracts - at year end             3,241,681               701,094
Billings in excess of costs and estimated
     earnings on  uncompleted contracts - at year end             (149,569)              (16,868)


NOTE 13 - SOFTWARE DEVELOPMENT COSTS

Some software development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ending January 31, 1998, 1997 and 1996 were $47,854, $239,986 and $154,856, respectively.

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996

NOTE 13 - SOFTWARE DEVELOPMENT COSTS (CONTINUED)

During the years ended January 31, 1998, 1997 and 1996, $1,149,685, $556,167 and
$161,785, respectively, of software development costs for computer software to be sold or otherwise marketed were capitalized. The amortization of costs related to computer software product development held for sale was $304,397, $108,757 and $84,694 for the years ended January 31, 1998, 1997 and 1996, respectively.

In management's  opinion,  the net realizable  value of future sales exceeds the
carrying  value  of  unamortized  software  development  costs,   therefore,  no
adjustment to carrying value is required.

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes."

The components of the provision for income taxes are as follows:

                                         Year ended January 31,
                                         ---------------------------------------
                                         1998           1997          1996
                                         ----------     ----------    ----------
Current expense
   Federal                               $  593,000     $   3,469     $  596,000
   State                                    150,000        12,239        129,100
Deferred tax benefit due to
     temporary differences
   Federal                                  63,765        124,000       26,800
   State                                    24,000         10,000        3,500
                                         ----------    -----------   -----------
Total provision for income  taxes        $  830,765     $ 149,708    $  755,400
                                         ==========    ===========   ===========

The following is a reconciliation of the provisions for income taxes to the expected amounts using the statutory rate:

                                          Year ended January 31,
                                          ------------------------------
                                          1998        1997      1996
                                          ------------------------------
 Expected statutory amount                34.0%       34.0%     34.0%
 Nondeductible meals and entertainment      .6        (2.1)       .3
 Nondeductible officers life insurance      .1        (2.9)       .5
 Nondeductible contributions                .1          -         -
 Tax penalties                              -           -         -
 Dividends - ESOP                           -         15.1      (1.6)
 Research and experimental credit          (.8)       19.9       (.6)
 Public offering costs                      -       (107.0)       -
 State income taxes                        4.6        (3.7)      4.6
 Other                                     (.4)        2.2       2.8
                                          -----      -------    ------
 Actual tax provision                     38.2%      (44.5)%    40.0%
                                          =====      =======    ======

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 14 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of January 31, 1998 and 1997:

                                                      January 31
                                               ------------------------
                                                  1998         1997
                                               ----------   -----------
 CURRENT
   Accrued vacation and sick pay               $  379,277    $  333,000
   Revenue reserve                                 98,717        -
   Accrued severance pay                           90,519        -
   Accrued incentive compensation                  58,069        -
   Deferred bid and proposal costs                 36,418        -
                                               -----------  ------------
      Net current deferred tax liability        $ 663,000    $  333,000
                                               ===========  ============
 NONCURRENT
   Depreciation                                   (38,060)        3,600
   Amortization                                  (606,940)     (249,600)
                                               -----------  ------------
      Net noncurrent deferred tax liability    $ (645,000)  $  (246,000)
                                               ===========  ============

NOTE 15- SIGNIFICANT ESTIMATE

The Company recognizes revenue on certain contracts using the percentage-of-completion method which is based upon total estimated costs for each contract. The estimate is subject to change as the work progresses on each contract.

NOTE 16 - RECLASSIFICATION

Deferred income taxes in the January 31, 1996 statement of cash flows have been reclassified to be consistent with the January 31, 1997 presentation.

NOTE 17 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with a financial institution. The amount of credit exposure in excess of federally-insured limits at January 31, 1998 and 1997 was $3,694,629 and $754,282, respectively.

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 18 - STOCK OPTIONS

On June 11, 1997, the Company reserved 600,000 shares of Exigent's common stock for its nonqualified stock option plan (Plan 1Q). The terms of these options provide that the options are exercisable on the date of grant and expire three years after the date the options were granted. Plan 1Q is administered by the Company's CEO. Plan 1Q gives broad powers to the CEO to administer and interpret the plan, including the authority to select the individuals to be granted options and the particular form and conditions of each option granted. All options are granted at an exercise price of $2.25. Awards may be granted pursuant to Plan 1Q through June 11, 2007. Plan 1Q may be terminated earlier by the Board of Directors at its sole discretion.

On March 10, 1997, the Company reserved 200,000 shares of Exigent's common stock for its qualified incentive stock option plan (Plan 2Q). The terms of these options provide that the options are exercisable on the date of grant and expire three years after the date of grant. Plan 2Q is administered by the Company's CEO. Plan 2Q gives broad powers to the CEO to administer and interpret the Plan, including the authority to select the individuals to be granted options and the particular form and conditions of each option granted. All options are granted at an exercise price not less than one hundred percent of the fair market value at the date of grant. The purchase price will be at least 110 percent of the fair market value of the Company's common stock on the date of the grant if the optionee owns more than ten percent of the total combined voting power of all the classes of stock of the Company. Awards may be granted pursuant to Plan 2Q through March 9, 2007. Plan 2Q may be terminated earlier by the Board of Directors at its sole discretion.

On July 30, 1997, the Company reserved 240,000 shares for a second qualified stock incentive plan (Plan 3Q) under terms similar to the first qualified plan. The terms of these options provide that the options are exercisable one year from the date of grant and expire three years after the date of grant. Plan 3Q is administered by the Company's CEO. Plan 3Q gives broad powers to the CEO to administer and interpret the Plan, including the Authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option granted. However, a Committee of the Board of Directors shall approve each grant of an option pursuant to Plan 3Q in advance of issuance. In addition, the Plan stipulates that the aggregate number of shares of stock for which options may be granted shall be allocated 50% to new hire employees and the remaining 50% to such employees as the CEO shall select at his discretion. All options are granted at an exercise price not less than 100% percent of the fair market value at date of grant. The purchase price will be at least 110 percent of the fair market value of Exigent's common stock on the date of the grant if the optionee owns more then ten percent of the total combined voting power of all classes of stock of the Company. Awards may be granted pursuant to Plan 3Q through July 29, 2007. Plan 3Q may be terminated earlier by the Board of Directors at its sole discretion.

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 18 - STOCK OPTIONS (CONTINUED)

On September 30, 1997, the Company reserved 120,000 shares of common stock for its non-qualified non-employee director stock option plan (Plan 5NQ). Each optionee who is granted options will receive 40,000 shares of common stock. The terms of these options provide that the options are exercisable on a quarterly basis following grant at the rate of 2,500 shares per quarter for the 16 quarters following grant date, provided the optionee continues to serve on the Board of Directors. Optionees will be eligible to receive a grant of options upon their initial election to the Board. All options will expire ten years after the date of grant. Plan 5NQ is administered by the Company's Board of Directors or a committee thereof. All options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. Awards may be granted pursuant to Plan 5NQ through September 30, 2007. Plan 5NQ may be terminated earlier by the Board of Directors at its sole discretion.

Each plan noted above allows the plan administrator, in his discretion, to grant stock appreciation rights with each option granted. As of January 31, 1998, no stock appreciation rights had been granted.

At January 31, 1998, there were 25,000,  11,250,  203,600 and 80,000  additional shares available for grant under Plan 1Q, Plan 2Q, Plan 3Q and Plan 5NQ, respectively. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 1998 where exercise price equals the market price of the stock on the grant date was $0.8261.

The following weighted average assumptions were used:

                                                              1998
                                                              ----------
Exercise price equal to market price on grant date
     Expected risk-free interest rate                         6.21%
     Expected life                                            3.05 years
     Expected volatility                                      50%
     Expected dividend yield                                  0.00%
Exercise price greater than market price on grant date
     Expected risk-free interest rate                         -
     Expected life                                            -
     Expected volatility                                      -
     Expected dividend yield                                  -

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 18 - STOCK OPTIONS (CONTINUED)

The Company applies APB Opinion No. 25 in accounting for its option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for stock options granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    1998
                                                                    ----------
Net income
    As reported                                                     $  1,345,429
    Pro forma                                                            951,559
Earnings per share, basic and diluted
    As reported                                                     $   0.29
    Pro forma                                                       $   0.21

Stock option activity, during the
   periods indicated, is as follows:

                                                                    Weighted
                                                                    Average
                                           1998                 Exercise Price
                                           -------------   -------------------
Outstanding at January 31, 1997            -                     $    -
     Granted                               836,400                    2.32
     Exercised                             (73,800)                   2.45
     Forfeited                             (36,250)                   2.53
                                           ==============
Outstanding at January 31, 1998            726,350                    2.45
                                           ==============

At January 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.25 to $3.375 and 2.36 years to
3.80 years, respectively.

See also Note 23 - Subsequent Events.

NOTE 19 - EARNINGS PER SHARE

The following table sets forth the computation of basis and diluted earnings per share:

                                                    1998         1997         1996
                                                  ----------   ----------    ---------
Numerator:
  Net income                                     $ 1,345,429   $(486,238)  $ 1,131,741
  Preferred stock dividends                            -             -            -
                                                 -----------   ----------  -----------
  Numerator for basic and diluted earnings
     per share - income available to common
     stockholders                                $ 1,345,429   $(486,238)  $ 1,131,741
                                                 -----------   ----------  -----------



                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 19 - EARNINGS PER SHARE (CONTINUED)


Denominator:
  Denominator for basic earnings per share -
     weighted-average shares                             $   4,483,538         $  4,339,834         $   3,859,092
  Effect of dilutive securities:
     Convertible preferred stock with dilutive
       effect                                                -                      697,320             -
     Effect of assumed exercise of outstanding
       stock options and warrants                              163,752                 -                  -
                                                         ----------------     ----------------    -----------------

     Denominator for diluted earnings per
       share - adjusted weighted-average
       shares and assumed conversions                        4,647,290            3,642,514             3,859,092
                                                         ================     ================    =================

  Basic earnings per share                                   .29                  (.11)                 .29
                                                         ================     ================    =================

  Diluted earnings per share                                 .29                  (.13)                 .29
                                                         ================     ================    =================


NOTE 20 -SOURCE OF LABOR SUPPLY

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

NOTE 20 - DEPENDENCE ON INDUSTRY

Most of the Company's revenues are derived from products and services related to the satellite command and control industry. Should this industry take a substantial downturn and the number of satellites deployed be materially reduced, the Company's new business opportunities would be limited significantly.

                           EXIGENT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


NOTE 21 - COMMITMENTS AND CONTINGENCIES

The Company has outstanding purchase commitments of $145,309 as of January 31, 1998. These represent outstanding purchase orders for which neither the item nor invoice has been received.

NOTE 22 - RELATED PARTY

STI paid $48,000 in consulting fees during the year ended January 31, 1996 and issued 29,161 warrants of STI on March 20, 1996 to a company for which one of the directors of STI provides consulting services. The STI warrants were converted into Exigent warrants on January 30, 1997 (see Note 8). Consulting fees paid by STI to this company for the year ended January 31, 1998 and 1997 were $45,485 and $94,620, respectively.

During fiscal year 1997, the director discussed above was also Secretary of Monogenesis and Chairman and controlling shareholder of another company that received shares of the stock of the Company from Monogenesis. On January 31, 1998, this director's services were terminated and on March 23, 1998 he resigned from the Board.

NOTE 23 - SUBSEQUENT EVENTS

In February, 1998, the Company entered into an additional leased facility located adjacent to its existing STI Melbourne facility. This new facility is 30,000 square feet and will house the Exigent corporate headquarters, FotoTag, and product development. The lease is a 10 year lease with expiration in April, 2007.

At April 4, 1998, the Company was in the process of reserving 250,000 shares of common stock for a qualified non-officers stock option plan (Plan 4Q). The terms of these options provide that the options are exercisable on the date of grant and expire three years after the options were granted. Plan 4Q is administered by the Company's CEO. Plan 4Q gives broad powers to the CEO to administer and interpret the plan, including the authority to select the individuals to be granted options and the particular form and conditions of each option granted. Options granted are to be tied to the corporate financial performance goals of the officer's plan. All options are granted at an exercise price not less than one hundred percent of the fair market value on the date of grant of such option. The purchase price will be at least 110 percent of the fair market value of the Company's common stock on the date of the grant if the optionee owns more than ten percent of the total combined voting power of all the classes of stock of the Company. Awards may be granted within 10 years from the date the plan is adopted. Plan 4Q may be terminated earlier by the Board of Directors at its sole discretion.

In February of 1998, the Company announced that it entered into negotiations related to an acquisition. The terms of the acquisition, including price and acquisition date, have not yet been determined.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On March 18, 1998, the Board of Directors of the Company adopted resolutions changing the Company's certifying accountant to Ernst & Young LLP. The engagement letter was executed on March 20, 1998. The change will be effective after the audit for the fiscal year ended January 31, 1998. The certifying accountant for the previous years and the fiscal year ended January 31, 1998, Hoyman, Dobson & Company, P.A., will continue to provide various accounting services to the Company and its subsidiaries. The change was made because the new certifying accountant has greater national name recognition.

     The principal accountant's report on the financial statements for the previous two years has not contained an adverse opinion or disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. The Company has not had any disagreements with its principle accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during its two most recent fiscal years or since then. During its two most recent fiscal years or since then, the Company has not been advised by its principal accountant: (i) that the internal controls necessary for the Company to develop reliable financial information do not exist; (ii) that information has come to the accountant's attention that has led the accountant to no longer be able to rely on management's representations or that have made the accountant unwilling to be associated with the financial statements prepared by management; (iii) of the need to expand significantly the scope of its audit, or that information has come to the accountant's attention that if further investigated may materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements covering a period subsequent to the date of the most recent financial statements covered by an audit report or cause the accountant to be unwilling to rely on management's representations or be associated with the Company's financial statements; or
(iv) that information has come to the accountant's attention that the accountant has concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

     By letter dated March 27, 1998, Hoyman, Dobson & Company, P.A. confirmed its agreement with the foregoing, as disclosed in Item 4 of the Company's filing on Form 8-K on March 30, 1998, which letter is attached as Exhibit 16 to such Form 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before May 28, 1998 (the "1998 Proxy Statement") are hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement are hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Principal Stockholders" in the 1998 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain   Relationships  and  Related  Transactions"  in  the  1998  Proxy
Statement are hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)    Financial Statements (See Item 8 of this Report)

               Independent Auditor's Report - April 4,1998

               Consolidated Balance Sheets - January 31, 1998 and 1997

               Consolidated Statements of Income - For the Years Ended January 31, 1998, 1997 and 1996

               Consolidated Statements of Changes in Stockholders' Equity - For the Years Ended January 31, 1998, 1997 and 1996

               ConsolidatedStatements of Cash Flows - For the Years Ended January 31, 1998, 1997 and 1996

               Notes to Financial Statements For the Years Ended January 31, 1998, 1997 and 1996

        (2)    None

        (3)    Exhibits Index

EXHIBIT NUMBER                          EXHIBIT

2.1 Stock Purchase Agreement and Plan of Reorganization (including all Schedules except 1.1) (1)

2.2       Amendment to Stock Purchase Agreement and Plan of Reorganization (5)

3.1       Certificate of Incorporation of Exigent International, Inc. (2)

3.2       Amended  and  Restated   Certificate  of   Incorporation   of  Exigent
          International, Inc. (6)

3.3       Bylaws of Exigent International, Inc. (7)

10.1      Agreement between Exigent International, Inc. and Transfer Agent (3)

10.2 Common Stock Purchase Warrant Agreement between Exigent International, Inc. and Warrant Agent (4)

10.3 Contract between Motorola, Inc. Government and Systems Technology Group, Satellite Communications Division and Software Technology, Inc.
          (11)

10.4 Contract between Naval Research Laboratory and Software Technology, Inc. ("NRL Contract") (8)

10.5 Subcontract/Purchase Order between Lockheed-Martin Federal Systems Company and Software Technology, Inc. (10)

10.6      Purchase Orders from Allied Signal Technical Services Corporation (9)

10.7      Amendment to NRL Contract dated March 10, 1998

10.8 Lease Agreement, dated May 14, 1993, between Henderson Evans, L.C. and Software Technology, Inc.

10.9 Lease Agreement, dated March 31, 1997, between Henderson Comet, L.C. and Software Technology, Inc.

10.10 Agreement of Lease, dated August 15, 1994, between Alexandria South Associates, L.P. and Software Technology, Inc.

10.11     Incentive Stock Option Plan 1Q (nonqualified) (12)

10.12     Independent Director Stock Option Plan (5NQ) (13)

10.13     Employment   Agreement   dated   June   11,   1997   between   Exigent
          International, Inc. and Jeffrey C. Clift

10.14     Employment   Agreement   dated   June   11,   1997   between   Exigent
          International, Inc. and William K. Presley

10.15     Employment   Agreement   dated   June   11,   1997   between   Exigent
          International, Inc. and Bernard R. Smedley

10.16     Employment   Agreement   dated   June   11,   1997   between   Exigent
          International, Inc. and Don F. Riordan, Jr.

16        Letter re Change in Certifying Accountant (14)

21        Subsidiaries

23        Consent  of  Hoyman,   Dobson  &  Company,   P.A.,   Certified  Public
          Accountants

27        Financial Data Schedule

     (1) Exhibit 2 to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (2) Exhibit 3(i) to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (3) Exhibit 10(i) to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (4) Exhibit 10(ii) to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (5) Exhibit 2(ii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (6) Exhibit 3(iii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (7) Exhibit 3(ii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (8) Exhibit 10(iv) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (9) Exhibit 10(vi) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (10) Previously filed as an Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (11) Previously filed as an Exhibit 10(iii) to Pre-Effective Amendment No. 2 and Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 of Exigent International, Inc., which was declared effective on January 30, 1997.*

     (12) Exhibit 4 to Form 8-K filed on October 27, 1997 and to Form S-8 filed on October 27, 1997.*

     (13) Exhibit 4 to Form 8-K filed on March 30, 1998 and to Form S-8 filed on April 1, 1998.*

     (14) Exhibit 16 to Form 8-K filed on March 30, 1998.*

     *    Incorporated by reference

     (b)  Reports on Form 8-K.

            Form 8-K was filed on January 2, 1998 to report the following items:

     1. Resignation of Dean Boley as a director and Jeffrey Clift as President and a director and election of Bernard Smedley as President.

     2.   Appointment of Robert M. Janowiak to the Board of Directors.

     3.   Adoption of Incentive  Stock Option Plan 3Q and filing of related Form
          S-8.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 30, 1998

                                       EXIGENT INTERNATIONAL, INC.


                                       By: /s/Bernard R. Smedley
                                          --------------------------------------
                                              Bernard R. Smedley
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1998.

          NAME                           POSITION

/s/Bernard R. Smedley
----------------------------
    Bernard R. Smedley            Director, Chief Executive Officer


/s/Don F. Riordan, Jr.
----------------------------
    Don F. Riordan, Jr.           Director, Treasurer, Chief Financial Officer


/s/Daniel J. Stark
----------------------------
    Daniel J. Stark               Director


/s/ William K. Presley
----------------------------
    William K. Presley            Director, Executive Vice President and Chief
                                      Technical Officer


/s/ Robert M. Janowiak
----------------------------
    Robert M. Janowiak            Director


/s/ Arthur H. Collier
----------------------------      Director
    Arthur H. Collier

-----------------------------------
1    FotoTag is a registered trademark of Exigent  International,  Inc.

2    OS/COMET is a trademark of Exigent  International,  Inc.

3 UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company, Limited.

4 X Window System is a trademark of the Massachusetts Institute of Technology.

5    OSF/Motif  is a  trademark  of the Open  Software Foundation.

6    IRIDIUM is a registered trademark and service mark of Iridium LLC
     (1997)

7    Celestri is a trademark of Motorola, Inc.

8    Active Tracking Engine is a trademark  of  Exigent  International,  Inc.

9    Windows  95 and  Windows NT are registered  trademarks of Microsoft  Corp.

10 Integrated Control Center is a trademark of Exigent International, Inc. and its subsidiaries.