Form 10-Q
period 1998-04-30
EXIGENT INTERNATIONAL INC
filed 1998-06-12
CIK 1015854

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the registrant's common stock, $.01 par value, on June 1, 1998 was 4,009,957.

                           EXIGENT INTERNATIONAL, INC.

                          QUARTER ENDED APRIL 30, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            PAGE

ITEM 1.  FINANCIAL STATEMENTS.                                                 2

    Consolidated Balance Sheets as of April 30, 1998 and January 31, 1998      2

    Consolidated Statements of Income for the Three Months Ended
    April 30, 1998 and 1997                                                    4

    Consolidated Statements of Cash Flows for the Three Months Ended
    April 30, 1998 and 1997                                                    5

    Notes to Consolidated Financial Statements                                 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                  9


PART II - OTHER INFORMATION                                                   14

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.                              14

Signatures                                                                    15

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                                                      EXIGENT INTERNATIONAL, INC.
                                                                      CONSOLIDATED BALANCE SHEETS


                                                                                ASSETS



                                                                           April 30, 1998               January 31,
                                                                            (unaudited)                     1998
                                                                      ---------------------     ---------------------
CURRENT ASSETS
        Cash and cash equivalents                                            $   1,272,290         $       3,640,508
        Accounts receivable, pledged                                             1,857,683                 2,747,383
        Costs and estimated earnings in excess of
            billings on uncompleted contracts, pledged                           4,911,426                 3,823,768
        Inventories                                                                  5,288                     5,288
        Prepaid expenses                                                            63,913                    64,288
        Deferred income taxes                                                      663,000                   663,000
                                                                      ---------------------     ---------------------
        TOTAL CURRENT ASSETS                                                     8,773,600                10,944,235
                                                                      ---------------------     ---------------------

PROPERTY AND EQUIPMENT
        Cost                                                                     5,625,806                 5,304,630
        Accumulated depreciation                                               (3,320,570)               (3,135,923)
                                                                      ---------------------     ---------------------
        NET PROPERTY AND EQUIPMENT                                               2,305,236                 2,168,707
                                                                      ---------------------     ---------------------

OTHER ASSETS
        Software development costs, net of accumulated amortization              2,718,270                 1,508,887
        Organizational costs                                                        10,638                    10,638
        Deposits                                                                    48,871                    43,466
        Cash surrender value of life insurance                                      17,028                    17,028
                                                                      ---------------------     ---------------------
        TOTAL OTHER ASSETS                                                       2,794,807                 1,580,019
                                                                      ---------------------     ---------------------

        TOTAL ASSETS                                                         $  13,873,643         $      14,692,961
                                                                      =====================     =====================

See accompanying Notes



                                                                      EXIGENT INTERNATIONAL, INC.
                                                                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         April 30, 1998          January 31,
                                                                          (unaudited)                1998
                                                                    --------------------    ---------------------
CURRENT LIABILITIES
        Accounts payable                                                $        59,775         $        392,799
        Accrued expenses                                                      3,670,832                3,401,311
        Billings in excess of costs and estimated earnings
            on uncompleted contracts                                            550,000                1,252,700
        Income taxes payable                                                     57,887                  242,524
        Current portion, long-term debt                                         444,444                  511,111
                                                                    --------------------    ---------------------
        TOTAL CURRENT LIABILITIES                                             4,782,938                5,800,445
                                                                    --------------------    ---------------------

LONG-TERM LIABILITIES
        Long-term debt, less current portion                                    400,000                  466,667
        Deferred income taxes                                                   645,000                  645,000
                                                                    --------------------    ---------------------
        TOTAL LONG-TERM LIABILITIES                                           1,045,000                1,111,667
                                                                    --------------------    ---------------------

        TOTAL LIABILITIES                                                     5,827,938                6,912,112
                                                                    --------------------    ---------------------

STOCKHOLDERS' EQUITY
        Class A Preferred Shares,  $.01 par value,  5,000,000
        shares authorized, 627,509  and  688,792  issued and
        outstanding  at April 30,  1998 and January 31, 1998,
        respectively, at $2.50 per share liquidation/dissolution
          preference                                                              6,275                    6,888
        Common Shares,  $.01 par value, 30,000,000 shares
          authorized, 4,007,909 and 3,872,655 issued and
          outstanding at April 30, 1998 and January 31, 1998,
          respectively                                                           40,079                   38,726
        Class B Common Shares, $.01 par value, 600,000 shares
           authorized, no shares issued or outstanding                                -                        -
        Paid in capital                                                       1,751,505                1,585,007
        Retained earnings                                                     6,247,846                6,150,228
                                                                    --------------------    ---------------------
        TOTAL STOCKHOLDERS' EQUITY                                            8,045,705                7,780,849
                                                                    --------------------    ---------------------

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $    13,873,643         $     14,692,961
                                                                    ====================    =====================
See accompanying Notes





                                             EXIGENT INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                       For the three months ending April 30,
                                                                                 1998                            1997
                                                                             (unaudited)                     (unaudited)
                                                                    -------------------------     ----------------------

REVENUES FROM SERVICES                                                     $       7,685,375      $           8,114,034
COST OF SALES                                                                      6,054,795                  6,329,502
                                                                    -------------------------     ----------------------
GROSS PROFIT                                                                       1,630,580                  1,784,532

GENERAL AND ADMINISTRATIVE EXPENSES                                                1,413,208                  1,270,791
 RESEARCH AND DEVELOPMENT COSTS                                                       48,266                          -
                                                                    -------------------------     ----------------------
OPERATING INCOME                                                                     169,106                    513,741
                                                                    -------------------------     ----------------------

OTHER INCOME (EXPENSE)
        Interest income                                                                8,609                        139
        Interest expense                                                            (15,964)                   (28,082)
        Loss on disposal of fixed assets                                                   -                          -
        Other, net                                                                         -                          -
                                                                    -------------------------     ----------------------
TOTAL OTHER INCOME (EXPENSE)                                                         (7,355)                   (27,943)
                                                                    -------------------------     ----------------------
INCOME BEFORE INCOME TAXES                                                           161,751                    485,798

INCOME TAX EXPENSE                                                                    64,133                    197,250
                                                                    -------------------------     ----------------------

NET INCOME                                                                 $          97,618      $             288,548
                                                                    =========================     ======================

EARNINGS PER SHARE - BASIC                                                 $            0.02      $                0.06
                                                                    =========================     ======================
                                                                    =========================     ======================

EARNINGS PER SHARE - DILUTED                                               $            0.02      $                0.06
                                                                    =========================     ======================

See accompanying Notes




                                        EXIGENT INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Three Months Ended April 30,
                                                                   1998                       1997
                                                               (unaudited)                (unaudited)
                                                            ----------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash received from customers                                $   7,054,238       $    6,793,865
        Interest received                                                   8,609                  139
        Cash paid to suppliers and employees                          (7,502,349)          (7,709,475)
        Interest paid                                                    (15,964)             (28,082)
        Income tax paid                                                 (248,770)                    -
                                                            ----------------------     ----------------
NET CASH USED IN OPERATING
        ACTIVITIES                                                      (704,236)            (943,553)
                                                            ----------------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash paid for acquisition of capital assets                     (321,176)            (103,123)
        Cash paid for capitalized software development                (1,376,710)            (346,645)
                                                            ----------------------     ----------------
NET CASH USED IN INVESTING ACTIVITIES                                 (1,697,886)            (449,768)
                                                            ----------------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings under line of credit                                     -            1,033,116
        Principal payments on long-term debt                            (133,334)             (68,500)
        Proceeds from exercise of stock options                           167,238                    -
                                                            ----------------------     ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  33,904              964,616
                                                            ----------------------     ----------------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                                       (2,368,218)            (428,705)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          3,640,508              428,705
                                                            ----------------------     ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   1,272,290       $            -

                                                            ======================     ================
See accompanying Notes



                                          EXIGENT INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                          For the Three Months Ended April 30,
                                                                                 1998                  1997
                                                                             (unaudited)            (unaudited)
                                                                       -------------------    -----------------

RECONCILIATION OF NET INCOME TO NET CASH
    USED IN OPERATING ACTIVITIES:
Net income                                                               $        97,618        $      288,548
                                                                       ------------------     -----------------
Adjustments to reconcile net income to net cash
    used in operating activities:
        Depreciation and amortization                                            351,974               226,458
        Decrease (increase) in accounts receivable                               889,700           (2,591,089)
        Decrease (increase) on costs and estimated earnings in
           excess of billings on uncompleted contracts                       (1,087,658)             1,006,051
        Decrease (increase) in prepaid expenses                                      375              (17,504)
        Decrease (increase) in deferred income tax asset                               -             (107,000)
        Decrease in income taxes receivable                                            -               180,980
        Decrease (increase) in deposits                                          (5,405)                 2,095
        Decrease in cash surrender value of life insurance                             -                 2,571
        Decrease in accounts payable                                           (333,024)             (471,910)
        Increase in accrued expenses                                             269,521               152,922
        Increase (decrease) in billings in excess of costs and
           estimated earnings on uncompleted  contracts                        (702,700)               262,298
        Decrease in income taxes payable                                       (184,637)                     -
        Increase in deferred income tax liability                                      -               122,000
        Decrease in other liabilities                                                  -                    27
                                                                       ------------------     -----------------
        Total adjustments                                                      (801,854)           (1,232,101)
                                                                       ------------------     -----------------
NET CASH  USED IN OPERATING
   ACTIVITIES                                                             $    (704,236)        $    (943,553)
                                                                       ==================     =================

See accompanying Notes


                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three month periods ended April 30, 1998 and April 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Exigent International, Inc.'s ("Exigent's" or the "Company's") Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As of February 1, 1998 the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or shareholders' equity for the quarters ended April 30, 1998 and 1997.

NOTE 2 - LINE OF CREDIT

Software Technology, Inc. ("STI"), Exigent's primary subsidiary, had a $1,800,000 line of credit available from a bank as of April 30, 1998 and January 31, 1998. The note bears interest on the unpaid principal balances at a rate per annum equal to the bank's prime rate plus .25%. As of April 30, 1998 and January 31, 1998 the outstanding draws against the line were $0. The interest rate at April 30, 1998 and January 31, 1998 was 8.75%. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

An additional line of credit was entered into for $500,000 to fund the startup expenses associated with Exigent's other subsidiary, FotoTag, Inc. ("FotoTag"). This note bears the same terms as STI's line of credit. No amounts have been drawn as of April 30, 1998 or January 31, 1998.

The weighted average interest rate on short-term borrowings outstanding at April 30, 1998 and January 31, 1998 was 8.75%.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company had outstanding purchase commitments of $1,224,756 and $145,309 as of April 30, 1998 and January 31, 1998, respectively. These represent outstanding purchase orders for which neither the item nor invoice has been received.


NOTE 4 -  CAPITALIZED SOFTWARE DEVELOPMENT

Effective February 1, 1998, the Company determined that the amortization life of the existing capitalized software should be changed to two years to more appropriately reflect the life span of the product release, rather than the current three years. As a result of this change in estimate, the increase in amortization expense for this quarter ended April 30, 1998 amounted to approximately $30,000.

NOTE 5 -  EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented and, where appropriate, restated to conform to Statement 128 requirements. The following table sets the computation of basic and diluted earnings per share:

                                                                 For the Three Months Ended April 30,
                                                                        1998                 1997
                                                                    (unaudited)          (unaudited)
                                                              -------------------     -----------------
Numerator:
   Net income (numerator for basic and diluted
        earnings per share)                                      $        97,618         $     288,548
                                                              ===================     =================

Denominator:
   Denominator for basic earnings per share-
        weighted average shares                                        4,603,471             4,483,899
   Effect of dilutive securities:
        Options and Warrants                                             337,957                     -
                                                              -------------------     -----------------

   Denominator for diluted earnings per share -
        adjusted weighted average shares                               4,941,428             4,483,899
                                                              -------------------     -----------------

Basic earnings per share                                       $            0.02      $           0.06
                                                              ===================     =================

Diluted earnings per share                                     $            0.02      $           0.06
                                                              ===================     =================




NOTE 6 -  STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the three months ended April 30, 1998 are as follows:


                                                                                          Additional
                                             Common Stock            Class A Preferred     Paid in        Retained
                                          SHARES      AMOUNT         SHARES    AMOUNT      CAPITAL        EARNINGS          TOTAL
                                         -------      -------       -------   -------      -------        --------          -----

BALANCE JANUARY 31, 1998                3,872,655   $   38,726     688,792   $  6,888    $ 1,585,007     $ 6,150,228     $ 7,780,849

 Exercise of convertible securities        74,096          741           -          -        166,497               -         167,238

 Class A preferred converted               61,283          613    (61,283)      (613)             -
          to common
  Cancelled shares                          (125)           (1)                                    1                              -

  Net income                                                                                                   97,618         97,618
                                        ---------        ------    --------     ------      ---------       ---------      ---------

BALANCE APRIL 30, 1998                  4,007,909   $    40,079     627,509   $ 6,275    $  1,751,505    $ 6,247,846     $ 8,045,705
                                        =========        ======    ========     ======      =========       =========      =========


NOTE 7 -  FISCAL YEAR CHANGE

The Company will change its fiscal year to correspond with a calendar year end, effective December 31, 1998. The current fiscal year will therefore end on December 31, 1998. The fiscal quarters will remain unchanged with the exception of the fourth quarter which will be a two month quarter ending on December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of (i) the consolidated financial condition as of April 30, 1998 as compared with the fiscal year ended January 31, 1998; and (ii) the consolidated results of operations for the three months ended April 30, 1998 and 1997, of Exigent and its subsidiaries STI and FotoTag. It should be read together with Exigent's Form 10-K for the fiscal year ended January 31, 1998.

LIQUIDITY As of April 30, 1998, Exigent's ratio of current assets to current liabilities was consistent at 1.8 compared to 1.9 at January 31, 1998. The quick liquidity ratios were also consistent at 1.7 and 1.8 at April 30, 1998 and at January 31, 1998, respectively.

Exigent's cash portfolio (cash and cash equivalents) decreased $2,368,218 during the three months ended April 30, 1998. The decrease was due to cash used in operating activities of $704,236, cash used in investing activities of $1,697,886 and cash provided by financing activities of $33,904. Exigent's cash portfolio decreased $428,705 for the three months ended April 30, 1997. The decrease was due to cash used in operating activities of $943,553, cash used in investing activities of $449,768 and cash provided by financing activities of $964,616. The decrease in cash from operating activities from January 31, 1998 to April 30, 1998 was primarily the result of an increase in investment on Exigent's fixed price time and materials ("T&M") projects. Negotiations with one of the Company's major commercial customers for billing rates on T&M contracts were finalized following the close of the first quarter. This resulted in a delay in the billing of cost associated with the new rates until after the close of the quarter ended April 30, 1998.

In the three months ended April 30, 1998, Exigent acquired $321,176 of capital assets compared to $103,123 in the three months ended April 30, 1997. This was due primarily to the relocation of staff into new Company headquarters and related furniture needs. Capital needs are expected to continue as Exigent remains current with computing technologies. This expansion will be funded in part through an operating lease set up with an external leasing company. The lease will extend for a period of three years from each draw against the funding limit of $600,000. Through the period ended April 30, 1998, Exigent had drawn down $450,000 against this line of credit. In the three months ended April 30, 1998 and April 30, 1997, Exigent also spent $1,376,710 and $346,645, respectively, in capitalized software development costs related to two new products. The increase in the first three months of fiscal year 1998 resulted from costs incurred in completing the development of FotoTag(R), developing product additions for the OS/COMET(TM) product family, and development of its newest product, Active Tracking Engine(TM) (ATE). Exigent used $133,334 of cash during the three months ended April 30, 1998 to reduce its long-term debt. For the three months ended April 30, 1997, Exigent borrowed $1,033,116 under the line of credit to fund its operations and reduced long-term debt by $68,500.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997 Sales for the three months ended April 30, 1998 were $7,685,374, down 5.3% from $8,114,034 for the three months ended April 30, 1997, due to a decrease in the volume of commercial contracts. The breakdown between government and commercial sales for each of the three-month periods is as follows:

                  April 30, 1998                     April 30, 1997
                ----------------                  ------------------
 Government      $    5,449,707          71%      $       5,010,146         62%
 Commercial           2,235,667          29%              3,103,888         38%
                                     --------
                === ============                  == ===============   =========
                 $    7,685,374         100%      $       8,114,034        100%
                === ============     ========     == ===============   =========

Gross profit was down slightly at $1,630,580 (21.2% of sales) compared to $1,784,532 (22.0% of sales) for the three months ended April 30, 1998 and April 30, 1997, respectively. Net income was down significantly at $97,618 (1.3% of sales) for the three months ended April 30, 1998 versus $288,548 (3.6% of sales) for the three months ended April 30, 1997. This decrease was due to the increase in general and administrative expenses (explained below) and a decrease in revenue from commercial customers. This decrease in revenue was the result of the winding down of development work on a major fixed price contract and a delay in finalizing calendar year 1998 rates for T&M contracts and maintenance fees owed the Company for the OS/COMET licensed product. These two factors decreased first quarter operating income by approximately $225,000. The change in amortization schedule for the internally developed software products also decreased first quarter profit. After completing a review of the current releases and the schedule for new releases, management determined that a twenty-four month amortization would be more appropriate. This change in estimate impacted net income before taxes by approximately $30,000 for the quarter ended April 30, 1998.

General and administrative expenses for the three months ended April 30, 1998 were $1,413,208, 11.2% or $142,417 higher than expenses of $1,270,791 for the three months ended April 30, 1997. This increase resulted primarily from $250,000 in administrative labor costs associated with the resources required to manage a public company, including the addition of the CEO and several other key executives. Management believes existing cash, funds generated by operations and the available line of credit will be sufficient to meet Exigent's current operating and debt service requirements through the fiscal year ending December 31, 1998 for its existing business, excluding the potential need for cash to fund possible acquisitions and new products.


ANALYSIS OF OPERATIONS In 1995, STI obtained its first significant commercial contracts from Motorola, Inc. to provide satellite ground station software for a constellation of satellites that will provide a direct link with portable handsets for worldwide cellular telephone service. The Motorola multi-year contract allowed STI to leverage its technology into the commercial arena. In 1996, STI was awarded a contract to provide similar software for the Global Positioning Satellite (GPS) System. With these two contracts, STI is involved in two premier satellite endeavors.

The backlog as of April 30, 1998 for commercial and government contracts was $70,047,624, of which $64,223,598 is unfunded. In April 1998, STI executed a contract with the Naval Research Laboratory to provide services over the next five years for a value of $61,538,419. With the addition of this contract, the current contract base provides sufficient backlog to maintain STI's operations through December 31, 2001.

STI has invested in excess of $4,000,000 over the last three years in its premier software product OS/COMET. This investment facilitated the significant contract awards that management believes would have been otherwise unattainable. Commitment to maintain support for the product will continue.

Exigent continued development of a new commercial software product, FotoTag, and has invested approximately $850,000 during the last three fiscal years.
Management is committed to support the development of this product, which is planned to be completed in June 1998. FotoTag is currently being marketed worldwide to address the growing need for airport baggage and passenger reconciliation and security products.

OUTLOOK

Exigent completed expansion of its corporate headquarters in February 1998 with the completion of a new building at its Melbourne, Florida location. This new facility houses the corporate staff as well as the Product Development team and the FotoTag staff. These increased facility costs should not affect Exigent's overhead as these increases were made to accommodate existing needs. The commercial satellite business is projected to continue with strong sales worldwide and is expected to show moderate increases throughout the end of the decade, providing additional opportunities for Exigent.

Demand for software engineers continues to provide new opportunities for Exigent, but will place a premium on the efforts to retain the current work force. This risk will put additional pressure on overall payroll costs, but is an industry wide challenge. Management believes that benefits offered by Exigent remain above the level of its competition and should help to stabilize its workforce. Overhead costs for benefits should remain at the same percentage of wages for the fiscal year ending December 31, 1998 as compared to the fiscal year ended January 31, 1998. Management believes it is important that Exigent not reduce benefits. To do so and hold costs stable has been a management challenge and will continue to be so in the near future. Maintaining Exigent's comprehensive benefit plan will also facilitate its ability to sustain an effective recruiting campaign.

The Company's current long term business plan is to seek opportunities for growth and diversification of its product and service offerings through acquisitions and internal growth. To implement its long term growth strategy, the Company may seek to raise capital through private or public debt or equity financings.

RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. The more prominent known risks and uncertainties inherent in the Company's business are set forth below. However, not all possible risks and uncertainties to which the Company is subject are discussed herein, nor can it be assumed that there are not other risks and uncertainties which may be more significant to the Company.

Such other factors include, among others, those described in "Outlook" and the following:

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

     possible difficulties in raising private or public capital for financing potential acquisitions on terms favorable or acceptable to the Company;

     the possible inability of the Company to find or secure acquisitions on terms favorable or acceptable to the Company in pursuit of its plan for growth and diversification;

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

NUMBER          DESCRIPTION


Exhibit 10.17   Contract between Naval Research Laboratory and
                Software Technology, Inc., dated April 30, 1998

Exhibit 27      Financial Data Schedule

(b)   Reports on Form 8-K:

      The Company filed a report on Form 8-K on (i) March 30, 1998 to report (A) a change in its certifying accountant from Hoyman, Dobson & Company, P.A. to Ernst & Young LLP., effective after the audit for the fiscal year ended January 31, 1998, and (B) the adoption of a stock option plan for non-employee directors, and (ii) April 21, 1998 to report the adoption of an incentive stock option plan for employees.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Exigent International, Inc.


                                   By:   /S/ BERNIE SMEDLEY
                                         ---------------------------------------
                                         B. R. "Bernie" Smedley,
                                         Chief Executive Officer

                                   Date: June 12, 1998



                                   By:   /S/ DON F. RIORDAN, JR.
                                         ---------------------------------------
                                         Don F. Riordan, Jr.,
                                         Chief Financial Officer

                                   Date: June 12, 1998