Form 10-Q
period 1998-07-31
EXIGENT INTERNATIONAL INC
filed 1998-09-14
CIK 1015854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 1998



                        Commission file number: 333-5753



                           Exigent International, Inc.
             (Exact name of Registrant as specified in its charter)



         Delaware                                    59-3379927
(State of incorporation)                         (I.R.S. Employer
                                                  Identification No.)



                                 1225 Evans Road
                          Melbourne, Florida 32904-2314
               (Address of principal executive offices) (Zip code)



                                  407-952-7550
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____


     The number of shares outstanding of the registrant's common stock, $.01 par value, on September 1, 1998 was 4,104,226.

                           EXIGENT INTERNATIONAL, INC.

                           QUARTER ENDED JULY 31, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page


Item 1. Financial Statements                                                   3


        Consolidated Balance Sheets as of July 31, 1998 and
        January 31, 1998                                                       3

        Consolidated Statements of Income for the Six Months Ended
        July 31, 1998 and 1997                                                 5

        Consolidated Statements of Income for the Three Months Ended
        July 31, 1998 and 1997                                                 6

        Consolidated Statements of Cash Flows for the Six Months Ended
        July 31, 1998 and 1997                                                 7

        Notes to Consolidated Financial Statements                             8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11


PART II - OTHER INFORMATION                                                   16


Item 2.  Changes in Securities                                                16

Item 4.  Submission of Matters to a Vote of  Security Holders                 18

Item 5.  Other Information                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                     19


Signatures                                                                    20

PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements


                           EXIGENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
 ASSETS
                                                                    July 31, 1998              January 31,
                                                                    (unaudited)                   1998
 CURRENT ASSETS
      Cash and cash equivalents                                    $      1,237,621        $      3,640,508
      Accounts receivable, pledged                                        3,284,664               2,747,383
      Costs and estimated earnings in excess of
         billings on uncompleted contracts, pledged                       5,099,028               3,823,768
      Inventories                                                             6,583                   5,288
      Prepaid expenses                                                       62,579                  64,288
      Deferred income taxes                                                 663,000                 663,000
      Prepaid income taxes                                                   53,222                       -
                                                                             ------                 -------
      TOTAL CURRENT ASSETS                                               10,406,697              10,944,235
                                                                         ----------              ----------
 PROPERTY AND EQUIPMENT
      Cost                                                                5,828,456                5,304,630
      Accumulated depreciation                                           (3,640,314)              (3,135,923)
                                                                         ----------               ----------
      NET PROPERTY AND EQUIPMENT                                          2,188,142                2,168,707
                                                                          ---------                ---------
 OTHER ASSETS
      Software development costs, net of accumulated amortization         3,222,391                1,508,887
      Organizational costs                                                   10,638                   10,638
      Deposits                                                               50,927                   43,466
      Cash surrender value of life insurance                                 17,028                   17,028
                                                                             ------                   ------
      TOTAL OTHER ASSETS                                                  3,300,984                1,580,019
                                                                          ---------                ---------
 TOTAL ASSETS                                                      $     15,895,823          $    14,692,961
                                                                   ================          ===============
 See accompanying Notes




                           EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                LIABILITIES AND STOCKHOLDERS'EQUITY

                                                                                     July 31, 1998             January 31,
                                                                                      (unaudited)                  1998
 CURRENT LIABILITIES
      Line of credit                                                            $      2,300,000           $
      Accounts payable                                                                    33,457                  392,799
      Accrued expenses                                                                 3,390,456                3,401,311
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                                         322,329                1,252,700
      Income taxes payable                                                                34,334                  242,524
      Current portion, long-term debt                                                    466,667                  511,111
                                                                                         -------                  -------
      TOTAL CURRENT LIABILITIES                                                        6,547,243                5,800,445
                                                                                       ---------                ---------
 LONG-TERM LIABILITIES
      Long-term debt, less current portion                                               244,445                  466,667
      Deferred income taxes                                                              645,000                  645,000
      Other liabilities                                                                       44                        -
                                                                                         -------                ---------
      TOTAL LONG-TERM LIABILITIES                                                        889,489                1,111,667
                                                                                         -------                ---------
      TOTAL LIABILITIES                                                                7,436,732                6,912,112
                                                                                       ---------                ---------
 STOCKHOLDERS'EQUITY
      Class A Preferred  Shares,  $.01 par value  5,000,000
        shares  authorized, 612,559 and 688,792 issued and
        outstanding at July 31, 1998 and January 31, 1998,
        respectively at $2.50 per share liquidation/dissolution
        preference                                                                         6,126                    6,888
      Common Shares, $.01 par value, 40,000,000 shares
        authorized, 4,100,161 and 3,872,655 issued and
        outstanding at July 31, 1998 and January 31, 1998,
        respectively                                                                      41,001                   38,726
      Paid in capital                                                                  1,936,169                1,585,007
      Retained earnings                                                                6,475,795                6,150,228
                                                                                       ---------                ---------
      TOTAL STOCKHOLDERS'EQUITY                                                        8,459,091                7,780,849
                                                                                       ---------                ---------

      TOTAL LIABILITIES & STOCKHOLDERS'EQUITY                                       $ 15,895,823           $   14,692,961
                                                                                    ============           ==============
 See accompanying Notes




                           EXIGENT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                For the six months ending July 31,
                                                                                          1998                    1997
                                                                                       (unaudited)             (unaudited)


REVENUES FROM SERVICES                                                              $  16,496,571          $   16,771,603
 COST OF SALES                                                                         12,741,584              12,971,878
                                                                                       ----------              ----------
 GROSS PROFIT                                                                           3,754,987               3,799,725

 GENERAL AND ADMINISTRATIVE EXPENSES                                                    3,121,248               2,691,207
  RESEARCH AND DEVELOPMENT COSTS                                                           56,636                       -
                                                                                           ------               ---------
  OPERATING INCOME                                                                        577,103               1,108,518
                                                                                          -------               ---------
  OTHER INCOME (EXPENSE)
      Interest income                                                                      23,096                   2,346
      Interest expense                                                                    (64,680)                (46,245)
      Loss (gain) on disposal of fixed assets                                                   -                  (1,732)
      Other, net                                                                            6,966                       -
                                                                                            -----                 -------
  TOTAL OTHER INCOME (EXPENSE)                                                            (34,618)                (45,631)
                                                                                          -------                --------
  INCOME BEFORE INCOME TAXES                                                              542,485               1,062,887

  INCOME TAX EXPENSE                                                                      216,918                 415,130
                                                                                          -------                 -------
  NET INCOME                                                                        $     325,567            $    647,757
                                                                                        =========               =========
  EARNINGS PER SHARE - BASIC                                                        $        0.07            $       0.14
                                                                                           ======               =========
  WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                                                4,625,890               4,483,847
                                                                                        =========               =========
  EARNINGS PER SHARE - DILUTED                                                      $        0.06            $       0.14
                                                                                             ====                    ====
  WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                                                              5,127,344               4,483,847
                                                                                        =========             ===========
 See accompanying Notes




                           EXIGENT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                For the Three Months Ended July 3 1,
                                                                                 1998                   1997
                                                                                 (unaudited)            (unaudited)


REVENUES FROM SERVICES                                                            $    8,811,196           $    8,657,569
 COST OF SALES                                                                         6,686,789                6,642,376
                                                                                       ---------                ---------
 GROSS PROFIT                                                                          2,124,407                2,015,193
 GENERAL AND ADMINISTRATIVE EXPENSES                                                   1,708,040                1,420,416
  RESEARCH AND DEVELOPMENT COSTS                                                           8,370                        -
                                                                                           -----                  -------
  OPERATING INCOME                                                                       407,997                  594,777
                                                                                         -------                  -------
  OTHER INCOME (EXPENSE)
      Interest income                                                                     14,487                    2,207
      Interest expense                                                                  (48,716)                 (18,163)
      Gain on disposal of fixed assets                                                        -                  (1,732)
      Other, net                                                                          6,966                        -
                                                                                           -----                 --------
  TOTAL OTHER INCOME (EXPENSES)                                                         (27,263)                 (17,688)
                                                                                        -------                  -------
  INCOME BEFORE INCOME TAXES                                                             380,734                  577,089
  INCOME TAX EXPENSE                                                                     152,785                  217,880
                                                                                         -------                  -------
  NET INCOME                                                                      $      227,949           $      359,209
                                                                                       =========               ==========
  EARNINGS PER SHARE - BASIC                                                      $         0.05           $         0.08
                                                                                       =========               ==========
  WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                                               4,661,198                4,483,847
                                                                                       =========               ==========
  EARNINGS PER SHARE - DILUTED                                                    $         0.04           $         0.08
                                                                                       =========               ==========

  WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                                                             5,294,890                4,483,847
                                                                                       =========                =========
 See accompanying Notes





                                      EXIGENT INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the six months ending July 31,
                                                                        1998                1997
                                                                        (unaudited)         (unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $        325,567         $     647,757
                                                                                --------               -------
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
      Depreciation and amortization                                              892,000               424,245
      Deferred income taxes                                                           -                320,947
      Changes in operating assets and liabilities:
        Increase in accounts receivable                                         (537,281)             (343,330)
        Decrease (increase) on costs and estimated earnings in
         excess of billings on uncompleted contracts                          (1,275,260)              312,098
        Decrease in prepaid expenses                                               1,709                 2,187
        Increase in inventory                                                     (1,295)                    -
        Decrease (increase) in prepaid income taxes                              (53,222)              100,143
        Decrease (increase) in deposits                                           (7,461)                   95
        Decrease in cash surrender value of life insurance                                               2,571
        Decrease in accounts payable                                            (359,342)             (919,897)
        Increase (decrease) in accrued expenses                                  (10,855)              289,064
        Decrease in billings in excess of costs and estimated earnings
         on uncompleted contracts                                               (930,371)              (55,552)
        Increase in income taxes payable                                        (208,190)                    -
        Increase in other liabilities                                                 44                    46
                                                                                --------               -------
 Total adjustments                                                            (2,489,524)              132,617
                                                                              ----------               -------
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             (2,163,957)              780,374
                                                                              ----------               -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisition of capital assets                               (523,826)              (87,812)
      Cash paid for capitalized software development                          (2,101,113)             (794,979)
                                                                              ----------              --------
 NET CASH USED BY INVESTING ACTIVITIES                                        (2,624,939)             (882,791)
                                                                              ----------              --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under line of credit                                      2,300,000              (182,000)
      Principal payments on long-term debt                                      (266,666)             (137,038)
      Proceeds from exercise of stock options and warrants                       352,675                     -
                                                                              ----------              --------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              2,386,009              (319,038)
                                                                              ---------               --------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (2,402,887)             (421,455)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,640,508               428,705
                                                                              ----------              --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                               $      1,237,621         $       7,250
                                                                               =========              ========


                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the six month periods ended July 31, 1998 and July 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Exigent International, Inc.'s ("Exigent's" or the "Company's") Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The results of operations for the six months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As of February 1, 1998 the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or shareholders' equity for the three and six months ended July 31, 1998 and 1997.

Certain prior period amounts have been restated to correspond to the current period presentation.

NOTE 2 - LINE OF CREDIT

Software Technology, Inc. ("STI"), Exigent's primary subsidiary, had a $1,800,000 line of credit available from a bank as of July 31, 1998 and January 31, 1998. The note bears interest on the unpaid principal balances at a rate per annum equal to the bank's prime rate plus .25%. As of July 31, 1998 and January 31, 1998 the outstanding draws against the line were $1,800,000 and $0, respectively. The interest rate at July 31, 1998 and January 31, 1998 was 8.75%. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

An additional line of credit for $500,000 was available to fund expenses associated with Exigent's other subsidiary, FotoTag, Inc. ("FotoTag"). This note bears the same terms as STI's line of credit. No amounts have been drawn as of July 31, 1998 or January 31, 1998.

On July 1, 1998, Exigent entered into a short-term loan for $1,900,000 to fund the continued development of the Company's products. The note bears interest at a rate per annum equal to the prime rate plus .50%. As of July 31, 1998, there was a balance remaining to be paid on the note of $500,000.

The weighted average interest rate on short-term borrowings outstanding at July 31, 1998 and January 31, 1998 was 8.78%.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company had outstanding purchase commitments of $340,110 and $145,309 as of July 31, 1998 and January 31, 1998, respectively. These represent outstanding purchase orders for which neither the item nor invoice has been received.


NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

Effective February 1, 1998, the Company determined that the amortization life of the existing capitalized software should be changed to two years to more appropriately reflect the life span of the product release, rather than a three-year schedule. As a result of this change in estimate, the increase in amortization expense for this quarter ended July 31, 1998 was approximately
$52,000. The impact for the six months ended July 31, 1998 was approximately $82,000.

NOTE 5 - EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented and, were appropriately, restated to conform to Statement 128 requirements. The following tables set the computation of basic and diluted earnings per share for the six months ended July 31, 1998 and 1997 as well as the three and six months ended July 31, 1998 and 1997:


                                                                For the Six Months Ended July 31,
                                                                   1998                      1997
                                                                 (unaudited)              (unaudited)
                                                                  ---------                ---------
Numerator:
 Net income (numerator for basic and diluted
   earnings per share)                                        $        325,567        $     647,757
                                                                    ==========           ==========


Denominator:
 Denominator for basic earnings per share-
  weighted average shares                                            4,625,890            4,483,847

 Effect of dilutive options and warrants                               501,454                    -
                                                                    ----------           ----------
 Denominator for diluted earnings per share-
  adjusted weighted average shares                                   5,127,344            4,483,847

Basic earnings per share                                     $           0.07        $        0.14
                                                                     =========            =========

Diluted earnings per share                                   $           0.06        $        0.14
                                                                     =========            =========





                                                                For the Three Months Ended July 31,
                                                                   1998                      1997
                                                                 (unaudited)              (unaudited)
                                                                  ---------                ---------
Numerator:
 Net income (numerator for basic and diluted
   earnings per share)                                        $        227,949        $     359,209
                                                                    ==========           ==========
Denominator:
 Denominator for basic earnings per share-
  weighted average shares                                            4,661,198            4,483,847

 Effect of dilutive options and warrants                               633,692                    -
                                                                    -----------          ----------
 Denominator for diluted earnings per share-
  adjusted weighted average shares                                   5,294,890            4,483,847

Basic earnings per share                                     $           0.05        $         0.08
                                                                     =========            =========

Diluted earnings per share                                   $           0.04        $         0.08
                                                                     =========            =========


NOTE 6 - STOCKHOLDERS' EQUITY

 The consolidated  changes in stockholders' equity for the six months ended July
31, 1998 are as follows:
                                                                                          Additional
                                         Common Stock          Class A Preferred          Paid in         Retained
                                        Shares       Amount      Shares        Amount   Capital         Earnings       Total

BALANCE February 1, 1998               3,872,655     $ 38,726     688,792    $ 6,888   $ 1,585,007    $ 6,150,228      $7,780,849
 Exercise of convertible securities      151,523        1,515        -           -         351,160              -         352,675
 Class A preferred converted              76,233          762     (76,233)      (762)            -              -               -
      to common
 Cancelled shares                           (250)          (2)         -           -             2              -               -
 Net Income                                  -             -          -           -              -        325,567         325,567
                                       ---------     --------     -------     -------   ----------   ------------     -----------
 BALANCE July 31,1998                  4,100,161     $ 41,001     612,559    $ 6,126  $  1,936,169   $  6,475,795     $ 8,459,091
                                       =========     ========     =======     ======    ==========    ===========      ==========




See Part II, Item 2 for an explanation as to the changes in securities during the three months ended July 31, 1998.

NOTE 7 - FISCAL YEAR CHANGE

The Company will change its fiscal year to correspond with a calendar year end, effective December 31, 1998. The current fiscal year will therefore end on December 31, 1998. The fiscal quarters will remain unchanged with the exception of the fourth quarter, which will be a two-month quarter ending on December 31, 1998.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of (i) the consolidated financial condition as of July 31, 1998 as compared with the fiscal year ended January 31, 1998; and (ii) the consolidated results of operations for the six and three months ended July 31, 1998 and 1997, of Exigent and its subsidiaries STI and FotoTag. It should be read together with Exigent's Form 10-K for the fiscal year ended January 31, 1998.

LIQUIDITY As of July 31, 1998, Exigent's ratio of current assets to current liabilities was down slightly at 1.6 compared to 1.9 at January 31, 1998. The quick liquidity ratios were also down at 1.5 and 1.8 at July 31, 1998 and at January 31, 1998, respectively. These decreases were due largely to the use of cash over the six months as well as the draw on the Company's line of credit. The uses of this cash are explained in detail below.

Exigent's cash portfolio (cash and cash equivalents) decreased $2,402,887 during the six months ended July 31, 1998. The decrease was due to cash used in operating activities of $2,163,957, cash used in investing activities of $2,624,939 and cash provided by financing activities of $2,386,009. Exigent's cash portfolio decreased $421,465 for the six months ended July 31, 1997. The decrease was due to cash provided by operating activities of $780,374, cash used in investing activities of $882,791 and cash used in financing activities of $319,038. The decrease in cash from operating activities from January 31, 1998 to July 31, 1998 was primarily the result of the timing differences related to the start up of the new government contracts and the efforts associated with potential acquisitions. In addition, the Company invested approximately $600,000 in the ongoing support of the strategic agreement with Motorola Inc. This investment will help position Exigent for future Commercial Satellite Market programs.

In the six months ended July 31, 1998, Exigent acquired $523,826 of capital assets compared to $87,812 in the six months ended July 31, 1997. This was due primarily to the expansion of the Company's Melbourne, Florida office facilities. Capital needs are expected to continue, as Exigent remains current with computing technologies. This expansion will be funded in part through operating leases set up with external leasing companies. The leases will extend for a period of three years from each draw against the funding limits totaling $1,000,000. Through the six-month period ended July 31, 1998, Exigent had drawn down $450,000 against these lease lines of credit. In the six months ended July 31, 1998 and July 31, 1997, Exigent also spent $2,101,113 and $794,979, respectively, in capitalized software development costs primarily related to several products. The increase in the first six months of fiscal year 1998 resulted from costs incurred in completing the development of FotoTag, developing product additions for the OS/COMET product family including the NT version of OS/COMET, and development of its newest product, Active Tracking Engine (ATE). Exigent used $266,666 of cash during the six months ended July 31, 1998 to reduce its total debt position. For the six months ended July 31, 1998, Exigent borrowed $2,300,000 under the line of credit and a short-term loan to fund its operations and reduced long-term debt by $222,222.


Results of Operations for the six months ended July 31, 1998 and 1997 Sales for the six months ended July 31, 1998 were $16,496,571, down 1.6% from $16,771,603 for the six months ended July 31, 1997, due to a significant decrease in the volume of commercial contracts. The breakdown between government and commercial sales for each of the six-month periods is as follows:

                        July 31, 1998                   July 31, 1997
                      ---------------                -----------------
  Government          $   12,416,022        75%       $    10,203,501         61%
  Commercial               4,080,549        25%             6,568,102         39%
                                          ------
                      ===============                =================     =======
                      $   16,496,571       100%       $    16,771,603        100%
                      ===============     ======     =================     =======

Gross profit was consistent at $3,754,987 (22.8% of sales) compared to $3,799,725 (22.7% of sales) for the six months ended July 31, 1998 and July 31, 1997, respectively. Net income was down significantly at $325,567 (2.0% of sales) for the six months ended July 31, 1998 versus $647,757 (3.9% of sales) for the six months ended July 31, 1997. This decrease was due to the increase in general and administrative expenses (explained below) and a decrease in revenue from commercial customers. This decrease in revenue was the result of the winding down of development work on a major fixed price contract, cost growth in support of the same contract and a delay in payment of maintenance fees owed to the Company for the OS/COMET licensed product. These factors decreased the six-month operating income by approximately $500,000. The change in amortization schedule for the internally developed software products also decreased first quarter profit. After completing a review of the current releases and the schedule for new releases, management determined that a twenty-four month amortization would be more appropriate than a thirty-six month schedule. This change in amortization schedule impacted net income before taxes by approximately $82,000 for the six months ended July 31, 1998.

General and administrative expenses for the six months ended July 31, 1998 were $3,121,248, 16.0% or $430,041 higher than expenses of $2,691,207 for the six months ended July 31, 1997. This increase resulted primarily from $250,000 in administrative labor costs associated with the resources required to manage a public company, including the addition of the CEO and several other key executives. Additional increases in general and administrative expenses include $200,000 in professional fees for marketing support and outside legal counsel. Management believes existing cash, funds generated by operations and the available line of credit will fall slightly short of Exigent's current operating requirements through the fiscal year ending December 31, 1998. The Company intends to obtain an increase of approximately $700,000 to the current line of credit, which will enable the Company to continue its current product development schedule. Additional funds will be required to fulfill the development schedule for new Exigent products and to finance any acquisitions.

Results of Operations for the three months ended July 31, 1998 and 1997 Sales for the three months ended July 31, 1998 were $8,811,196, up 1.8% from $8,657,569 for the three months ended July 31, 1997, due to an increase in the volume of government contracts, offsetting a decrease in commercial revenue. The breakdown between government and commercial sales for each of the three-month periods is as follows:

                  July 31, 1998                  July 31, 1997
                 ---------------                ---------------
  Government       $  6,966,314        79%       $   5,193,355        60%
  Commercial          1,844,882        21%           3,464,214        40%
                                    -------
                 ===============                ===============    =======
                   $  8,811,196       100%       $   8,657,569       100%
                 ===============    =======     ===============    =======

Gross profit was up slightly at $2,124,407 (24.1% of sales) compared to $2,015,193 (23.3% of sales) for the three months ended July 31, 1998 and July 31, 1997, respectively. Net income was down significantly at $227,949 (2.6% of sales) for the three months ended July 31, 1998 versus $359,209 (4.1% of sales) for the three months ended July 31, 1997. This decrease was due to a decrease in revenue from commercial customers and cost growth in support of the major commercial fixed price development project completion. In addition, after completing a review of the current releases and the schedule for new releases, management determined that a twenty-four month amortization would be more appropriate than the thirty-six month schedule. This change in amortization schedule impacted net income before taxes by approximately $52,000 for the three months ended July 31, 1998.


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

The second quarter results reflect a lull in the Company's commercial satellite business; however, Exigent continued to invest during this period in the advanced features for its OS/COMET basic product as well as the next generation NT version of OS/COMET. The Company anticipates that the NT version will have its first customer delivery in the third quarter of 1998. In addition, the Company continues to invest in its strategic alliance with Motorola for the Celestri/Teledesic effort, with an anticipated start date in late 1998. The Company has also invested significantly in the identification of and the due diligence associated with potential acquisitions.

STI has recently been involved in developing proposals for new commercial satellite constellations. The Company believes that its investments in OS/COMET, the Integrated Control Center (ICC) and Active Tracking Engine (ATE) will position it well as it enters 1999.

STI's government business continues at a record setting pace with orders coming in from both existing and new customers. The sales volume of OS/COMET licenses and maintenance, for use on government programs, continues to run approximately the same as 1997, a record year.

The backlog as of July 31, 1998 for commercial and government contracts was $86,695,528, of which $67,451,853 is unfunded. In April 1998, STI executed a contract with the Naval Research Laboratory to provide services over the next five years for a value of $61,538,419. With the addition of this contract, the current contract base provides sufficient backlog to maintain STI's operations through December 31, 2001.

STI has invested in excess of $4,000,000 over the last three years in its premier software product OS/COMET. This investment facilitated the significant contract awards that management believes would have been otherwise unattainable. Commitment to maintain support for the product and research of new product opportunities will continue with expenditures planned at approximately $2,500,000 to $4,000,000 per year.

Exigent continued development of a new commercial software product, FotoTag, and has invested approximately $850,000 during the last three fiscal years. Management is committed to support the promotion of this product, which was completed in June 1998. FotoTag is currently being marketed worldwide to address the growing need for airport security and baggage and passenger reconciliation products.

OUTLOOK

Exigent completed expansion of its corporate headquarters in February 1998 with the completion of a new building at its Melbourne, Florida location. This new facility houses the corporate staff as well as the Product Development team and the FotoTag staff. These increased facility costs should not have an impact on the Company's indirect expense rates as the growth is needed to support the current business as well as growth planned into 1999. The commercial satellite business is projected to continue with strong sales worldwide and is expected to show moderate increases through the end of the decade, providing additional opportunities for Exigent.

Demand for software engineers continues to provide new opportunities for Exigent, but will place a premium on the efforts to retain the current work force. This risk will put additional pressure on overall payroll costs. This is an industry wide challenge. Management believes that benefits offered by Exigent remain above the level of its competition and should help to stabilize its workforce. Overhead costs for benefits should remain at the same percentage of wages for the fiscal year ending December 31, 1998 as compared to the fiscal year ended January 31, 1998. Management believes it is important that Exigent not reduce benefits. To do so and hold costs stable has been a management challenge and will continue to be so in the near future. Maintaining Exigent's comprehensive benefit plan will also facilitate its ability to sustain an effective recruiting campaign.

The Company's current long-term business plan is to seek opportunities for growth and diversification of its product and service offerings through acquisitions and internal growth. To implement its long-term growth strategy, the Company may seek to raise capital through private or public debt or equity financings.

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

     possible difficulties in raising private or public capital for financing working capital needs and potential acquisitions on terms favorable or acceptable to the Company;

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

     the potential loss of other customer opportunities because of the Company's subcontractor relationship with Motorola Inc. on the IRIDIUM project;

     the possibility that Motorola will elect not to move forward with the Celestri/Teledesic project, or that Motorola may choose a vendor other than the Company; and

     the potential impact of increases in salary rates due to the amount of revenue related to services.

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

Based upon progress to date, however, Exigent believes that it is unlikely that the foregoing factors will cause actual results to differ significantly from those estimated. As to the systems of the third parties that are linked to Exigent's, there can be no guarantee that those of such systems that are not now Y2K-compliant will be timely converted to compliance. Additionally, there can be no guarantee that third parties of business importance to Exigent will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems. Exigent has no specific contingency plan in the event that systems of third parties that are linked to Exigent's prove to be non-Y2K-compliant. Exigent does not anticipate the impact of such non-compliance to be material.


Part II.  Other Information

Item 2.  Changes in Securities

At the Company's Annual Meeting of Stockholders held June 30, 1998, stockholders approved a Second Amended and Restated Certificate of Incorporation (the "New Charter"), which superseded the Company's existing Certificate of Incorporation (the "Old Charter"). The New Charter is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

The Old Charter provided for 45,600,000 shares, of which 30,000,000 shares were designated as "Common Shares", 600,000 shares were designated as "Class B Common Shares", and 15,000,000 shares were designated as "Preferred Shares" of which 5,000,000 shares were designated as "Class A Preferred Shares". The New Charter provides for 45,700,000 authorized shares, of which 40,000,000 are designated as "Common Shares", 5,000,000 shares are designated as "Preferred Shares" and 700,000 are designated as "Class A Preferred Shares". The New Charter thus eliminates the authorized but unissued Class B common shares and reduces the number of authorized Preferred Shares and Class A Preferred Shares.

The New Charter eliminates preemptive rights for the holders of Class A Preferred Shares with respect to the issuance of Class A Preferred Shares. The Corporation is no longer authorized to issue Class A Preferred Shares.

Both the Old Charter and the New Charter provide that the Common Shares and Class A Preferred Shares shall have equal dividend rights, and the Corporation shall not declare/pay dividends on one of such classes unless an equal amount is paid/declared on the other class. The Old Charter provided that Common Shares shall be distributed only as stock dividends on Common Shares and that dividends can only be declared with respect to Common Shares or Class A Preferred Shares if a stock dividend of the same number of shares is declared with respect to both such classes. The New Charter does not contain a parallel provision (since there are no authorized Class A Preferred Shares available for dividend distribution) but gives the Board greater flexibility by providing that dividends regarding Common Shares, Preferred Shares and Class A Preferred Shares are in the discretion of the Board.

The voting provisions in Section 4(d) of the Old Charter have been significantly modified:

     1. Section 4(d)(i) of the Old Charter gave holders of Common Shares and voting Preferred Shares (other than Class A Preferred Shares) the right to designate 25% of the members of the Board of Directors; holders of Class A Preferred Shares had the right to designate 75% of the members of the Board. The New Charter does not give any class of stockholders the right to designate a specific percentage of directors. Under the New Charter, directors shall be elected by stockholders on the basis of one vote for each share of voting stock held, including Common Shares and Class A Preferred Shares. Under the New Charter, special voting rights could be given to the holders of Preferred Shares if the Board so desired (see Sections 6.1 and 6.2 of the New Charter which authorizes the Board to designate such rights and preferences to a series of Preferred Shares as it deems appropriate).

     2. Section 4(d)(ii) of the Old Charter provided that holders of Common Shares and all classes of voting Preferred Shares, other than the Class A Preferred Shares, were entitled to vote together as a separate class on the removal, with or without cause, of any director elected by such holders.
     Section 9.6 of the New Charter provides that, subject to the right of the holders of Preferred Shares, directors may be removed by holders of at least 60% of the Common Shares, with or without cause, unless the Board is classified in which case removal can only be for cause. Under the New Charter, the Board will be classified commencing with the election of directors at the 1999 Annual Meeting of Stockholders.

     3. Section 4(d)(iii) of the Old Charter set forth how vacancies in the Board were to be filled, specifying that any vacancy in the office of a director elected by one or more classes of stockholders (other than Class A Preferred Shares) was to be filled by a vote of such holders and in the absence of such a vote, such vacancy was to be filled by the remaining directors. Since the New Charter does not provide for directors designated by a particular class of stockholders, vacancies are to be filled by a majority vote of the directors then in office (see Section 9.5 of the Proposed Charter) subject to the rights of any holder of Preferred Shares should such holders be given such right in the future.

     4. Section 4(d)(iii) of the Old Charter provided that the Board may increase the number of directors. Section 9.2 of the New Charter provides that the Board shall fix the number of directors in accordance with the bylaws.

     5. Section 4(d)(iii) of the Old Charter provided that if the size of the Board was increased, the percentage of Board seats reserved for election by the holders of Common Shares and voting Preferred Shares, and by holders of Class A Preferred Shares, respectively, should be maintained. The New Charter does not have a parallel provision since no class of shares has the right to designate a specific percentage of the directors.

     6. Section 4(d)(iv) of the Old Charter provided that the holders of Common Shares and voting Preferred Shares (other than Class A Preferred Shares) shall not have the right to elect 25% of the directors if, on the applicable record, the number of such issued and outstanding shares is less than 10% of the aggregate issued and outstanding voting shares of all classes. The New Charter does not have a parallel provision since no class of shares has the right to designate a specific percentage of directors.

The New and Old Charters are substantively the same relating to the liquidation rights, voluntary conversion rights and right to one vote per share of the holders of Class A Preferred Shares. The New Charter does not contain the provisions set forth in Section 6(a) of the Old Charter which included (a) a requirement for 100% consent of holders of Class A Preferred Shares to approve transfers of Class A Preferred Shares, (b) share dividends of Class A Preferred Shares only with respect to Class A Preferred Shares, and (c) provisions relating to the right of holders of Class A Preferred Shares to elect 75% of the directors and remove and replace such directors.

Item 4.  Submission of Matters to a Vote of Security Holders


(a)  The Company held its Annual Meeting of Stockholders on June 30, 1998.
(b) Each of the persons named in the Proxy Statement as a nominee for director was elected at the Annual Meeting.
(c) The following are the voting results of each of the matters voted on by the stockholders at the Annual Meeting:

1. The adoption of the Second Amended and Restated Certificate of Incorporation of the Company was approved by the following vote: For, 2,524,002; Against, 744,524; Abstain, 13,622; and Broker Non-Votes, 451,666.

2. The election of the following directors, who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                               BROKER
                               FOR             ABSTAIN         NON-VOTES
----------------------- ----------------- ----------------- -------------------
B.R. "Bernie" Smedley       2,932,922          332,821          451,666
----------------------- ----------------- ----------------- -------------------
Don F. Riordan, Jr.         2,519,826          745,917          451,666
----------------------- ----------------- ----------------- -------------------
William K. Presley          2,436,898          828,845          451,666
----------------------- ----------------- ----------------- -------------------
Robert M. Janowiak          2,994,023          271,720          451,666
----------------------- ----------------- ----------------- -------------------
Arthur H. Collier           3,092,138          173,605          451,666
----------------------- ----------------- ----------------- -------------------
Scott B. Helm               2,968,163          297,580          451,666
----------------------- ----------------- ----------------- -------------------
Daniel J. Stark             3,059,975          205,768          451,666
----------------------- ----------------- ----------------- -------------------

3. The adoption of Incentive Stock Option Plan 1Q was approved by the following vote: For, 2,601,494; Against, 526,844; Abstain, 145,628; and Broker Non-Votes, 451,666.

4. The adoption of Incentive Stock Option Plan 3Q was approved by the following vote: For, 2,665,131; Against, 459,211; Abstain, 149,624; and Broker Non-Votes, 451,666.

5. The adoption of Incentive Stock Option Plan 4Q was approved by the following vote: For, 2,799,523; Against, 330,228; Abstain, 144,215; and Broker Non-Votes, 451,666.

6. The adoption of Independent Director Stock Option Plan 5NQ was approved by the following vote: For, 2,483,922; Against, 639,250; Abstain, 150,794; and Broker Non-Votes, 451,666.

7. The  adoption of Stock Option Plan 6NQ was  approved by the  following  vote:
For, 1,998,610; Against, 1,126,264; Abstain, 149,092; and Broker Non-Votes, 451,666.

8. The ratification of the selection of the firm of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1998 was approved by the following vote: For, 3,385,324; Against, 198,764; Abstain, 142,394; and Broker Non-Votes, 0.

The text of the items  referred  to under  this Item 4 is set forth in the Proxy
Statement  dated  June  4,  1998  previously   filed  with  the  Commission  and
incorporated herein by reference.

Item 5.  Other Information

Stockholders who intend to submit proposals at the 1999 Annual Meeting of Stockholders without including them in the Proxy Statement for such meeting must notify the Company of this intention no later than March 30, 1999. Such proposals must otherwise be in compliance with the Company's Certificate of Incorpration, Bylaws and applicable laws, rules and regulations for consideration at the 1999 Annual Meeting.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

List of Exhibits    Description

3.1                 Second Amended and Restated Certificate of Incorporation.

3.2                 Amended and Restated Bylaws.

27                  Financial Data Schedule.

(b)  Reports on Form 8-K:

A Report on Form 8-K was filed on May 21, 1998 to report: (i) the adoption by the Company of an employee stock option plan, Stock Option Plan 6NQ, permitting employees who are granted options thereunder to purchase up to 500,000 Common Shares of Exigent for a period of not more than three years from the date of grant of the option, at an exercise price of $2.25 per share, and the registration on Form S-8 of the 500,000 Common Shares underlying such options,
(ii) the award to Exigent in May 1998 of a $61.5 million contract, and (iii) the appointment in May 1998 of Scott Bradford Helm to Exigent's Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Exigent International, Inc.

September 14, 1998                By:/s/ B.R. Smedley
Date                                 ------------------------------------
                                         B.R. "Bernie" Smedley,
                                         Chief Executive Officer



September 14, 1998                By:/s/ Don F. Riordan, Jr.,
Date                                 ------------------------------------
                                         Don F. Riordan, Jr.,
                                         Chief Financial Officer