Form 10-Q
period 1998-10-31
EXIGENT INTERNATIONAL INC
filed 1998-12-15
CIK 1015854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              [X] For the Quarterly Period Ended: October 31, 1998

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15 (D)
                     of The Securities Exchange Act of 1934

              For the Transition Period From _________ To ________


                        Commission File Number: 333-5753


                           Exigent International, Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                       59-3379927
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

                                 1225 Evans Road
                          Melbourne, Florida 32904-2314
               (Address of principal executive offices) (Zip code)

                                  407-952-7550
               (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ____

     The number of shares outstanding of the registrant's common stock, $.01 par value, on November 30, 1998 was 4,111,003.

                           EXIGENT INTERNATIONAL, INC.

                         QUARTER ENDED OCTOBER 31, 1998

                                      INDEX



PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.                                             Page

         Consolidated Balance Sheets as of
             October 31, 1998 and January 31, 1998                           3

         Consolidated Statements of Income for
             the Nine Months Ended October 31, 1998 and 1997                 5

         Consolidated Statements of Income for
             the Three Months Ended October 31, 1998 and 1997                6

         Consolidated Statements of Cash Flows for
              the Nine Months Ended October 31, 1998 and 1997                7


         Notes to Consolidated Financial Statements                          9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                               12


PART II - OTHER INFORMATION

Item 5.  Other Information.                                                 21

Item 6.  Exhibits and Reports on Form 8-K.                                  21

         Signatures                                                         22

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           EXIGENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                        October 31, 1998            January 31,
                                                          (unaudited)                  1998
                                                        -------------------   --------------------
CURRENT ASSETS
      Cash and cash equivalents                               $     69,996          $   3,640,508
      Accounts receivable, pledged                               3,982,236              2,747,383
      Costs and estimated earnings in excess of
          billings on uncompleted contracts, pledged             5,042,373              3,823,768
      Inventories                                                      166                  5,288
      Prepaid expenses                                              36,609                 64,288
      Deferred income taxes                                        663,000                663,000
      Prepaid income taxes                                           7,066                      -
                                                        -------------------   --------------------
      TOTAL CURRENT ASSETS                                       9,801,446             10,944,235
                                                        -------------------   --------------------

PROPERTY AND EQUIPMENT
      Cost                                                       6,059,496              5,304,630
      Accumulated depreciation                                  (3,922,481)            (3,135,923)
                                                        -------------------   --------------------
      NET PROPERTY AND EQUIPMENT                                 2,137,015              2,168,707
                                                        -------------------   --------------------

OTHER ASSETS
      Software development costs, net of accumulated
        amortization                                             4,258,879              1,508,887
      Organizational costs                                          10,638                 10,638
      Deposits                                                      71,983                 43,466
      Cash surrender value of life insurance                        17,028                 17,028
                                                         ------------------   --------------------
      TOTAL OTHER ASSETS                                         4,358,528              1,580,019
                                                         ------------------   --------------------
      TOTAL ASSETS                                          $   16,296,989          $  14,692,961
                                                         ==================   ====================

See accompanying Notes

                           EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              October 31, 1998          January 31,
                                                                (unaudited)                1998
                                                            ---------------------   --------------------
CURRENT LIABILITIES
      Line of credit                                               $   2,200,000              $       -
      Accounts payable                                                   304,376                392,799
      Accrued expenses                                                 3,484,101              3,401,311
      Billings in excess of costs and estimated earnings
          on uncompleted contracts                                       380,773              1,252,700
      Income taxes payable                                                32,159                242,524
      Current portion, long-term debt                                    466,667                511,111
                                                            ---------------------   --------------------
      TOTAL CURRENT LIABILITIES                                        6,868,076              5,800,445
                                                            ---------------------   --------------------

LONG-TERM LIABILITIES
      Long-term debt, less current portion                               241,030                466,667
      Deferred income taxes                                              645,000                645,000
      Other liabilities                                                       44                      -
                                                             --------------------   --------------------
      TOTAL LONG-TERM LIABILITIES                                        886,074              1,111,667
                                                             --------------------   --------------------
      TOTAL LIABILITIES                                                7,754,150              6,912,112
                                                             --------------------   --------------------


STOCKHOLDERS' EQUITY
      Class A Preferred  Shares,  $.01 par value,
        5,000,000 shares  authorized, 610,230  and
        688,792  issued and  outstanding  at
        October  31, 1998 and January 31, 1998,
        respectively,  at $2.50 per share
        liquidation/dissolution preference                                 6,102                  6,888
      Common Shares, $.01 par value, 40,000,000
        shares authorized, 4,106,955 and 3,872,655
        issued and  outstanding  at October 31,1998
        and January 31, 1998, respectively                                41,070                 38,726
      Paid in capital                                                  1,946,393              1,585,007
      Retained earnings                                                6,549,274              6,150,228
                                                            ---------------------   --------------------
      TOTAL STOCKHOLDERS' EQUITY                                       8,542,839              7,780,849
                                                            ---------------------   --------------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $   16,296,989          $  14,692,961
                                                            =====================   ====================

See accompanying Notes

                           EXIGENT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                              For the nine months ending October 31,
                                                    1998                   1997
                                                (unaudited)             (unaudited)
                                         ---------------------   --------------------

REVENUES FROM SERVICES                        $   25,858,155          $  25,912,356
COST OF SALES                                     19,209,905             19,850,950
                                        ---------------------   --------------------
GROSS PROFIT                                       6,648,250              6,061,406

GENERAL AND ADMINISTRATIVE EXPENSES                5,735,978              4,513,068
 RESEARCH AND DEVELOPMENT COSTS                      162,937                      -
                                        ---------------------   --------------------
OPERATING INCOME                                     749,335              1,548,338
                                        ---------------------   --------------------

OTHER INCOME (EXPENSE)
      Interest income                                 36,205                 26,065
      Interest expense                              (133,047)               (67,117)
      Gain on disposal of fixed assets                (1,213)                      -
      Other, net                                      13,625                      -
                                        ---------------------   --------------------
TOTAL OTHER INCOME (EXPENSE)                         (84,430)               (41,052)
                                        ---------------------   --------------------
INCOME BEFORE INCOME TAXES                           664,905              1,507,286

INCOME TAX EXPENSE                                   265,859                588,065
                                        ---------------------   --------------------
NET INCOME                                      $    399,046           $    919,221
                                        =====================   ====================
EARNINGS PER SHARE - BASIC                       $      0.09             $     0.20
                                        =====================   ====================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                           4,653,209              4,709,468
                                        =====================   ====================
EARNINGS PER SHARE - DILUTED                     $      0.08             $     0.19
                                        =====================   ====================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                         5,209,151              4,801,019
                                        =====================   ====================


See accompanying Notes

                           EXIGENT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      For the three months ended October 31,
                                                            1998                   1997
                                                         (unaudited)             (unaudited)
                                                   ---------------------   --------------------

REVENUES FROM SERVICES                                  $   9,361,584          $   9,140,753
COST OF SALES                                               6,468,321              6,879,072
                                                 ---------------------   --------------------
GROSS PROFIT                                                2,893,263              2,261,681

GENERAL AND ADMINISTRATIVE EXPENSES                         2,614,730              1,821,861
 RESEARCH AND DEVELOPMENT COSTS                               106,301                      -
                                                 ---------------------   --------------------
OPERATING INCOME                                              172,232                439,820
                                                 ---------------------   --------------------

OTHER INCOME (EXPENSE)
      Interest income                                          13,109                 23,719
      Interest expense                                       (68,367)               (20,872)
      Loss (gain) on disposal of fixed assets                 (1,213)                  1,732
      Other, net                                                6,659                      -
                                                 ---------------------   --------------------
TOTAL OTHER INCOME (EXPENSE)                                 (49,812)                  4,579
                                                 ---------------------   --------------------
INCOME BEFORE INCOME TAXES                                    122,420                444,399

INCOME TAX EXPENSE                                             48,941                172,935
                                                 ---------------------   --------------------
NET INCOME                                               $     73,479           $    271,464
                                                 =====================   ====================
EARNINGS PER SHARE - BASIC                                $      0.02             $     0.06
                                                 =====================   ====================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                    4,715,894              4,709,468
                                                 =====================   ====================
EARNINGS PER SHARE - DILUTED                              $      0.01             $     0.06
                                                 =====================   ====================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                                  5,349,586              4,801,019
                                                 =====================   ====================

See accompanying Notes

                           EXIGENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the nine months ending October 31,
                                                                                1998                   1997
                                                                            (unaudited)             (unaudited)
                                                                        ---------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $399,046               $919,221
                                                                        ---------------------   --------------------
Adjustments to  reconcile  net income to net cash
  provided  (used) by operating activities:
      Depreciation and amortization                                           1,463,114                668,825
      Loss on disposal of Fixed Assets                                            1,984                      -
      Deferred income taxes                                                           -                463,000
      Changes in operating assets and liabilities:
         Increase in accounts receivable                                     (1,234,853)              (443,896)
         Decrease (increase) on costs and estimated earnings in
            excess of billings on uncompleted contracts                      (1,218,605)               461,877
         Decrease in prepaid expenses                                            27,679                 17,614
         Decrease in inventory                                                    5,122                      -
         Decrease (increase) in prepaid income taxes                             (7,066)               374,667
         Increase in deposits                                                   (28,517)                (2,865)
         Decrease in cash surrender value of life insurance                           -                  3,241
         Decrease in accounts payable                                           (88,423)            (1,059,462)
         Increase in accrued expenses                                            82,790                527,666
         Decrease in billings in excess of costs and estimated                 (871,927)              (274,949)
            earnings on uncompleted contracts



         Increase (decrease) in income taxes payable                           (210,365)                27,300
         Increase in other liabilities                                               44                     75
                                                                        ---------------------   --------------------
Total adjustments                                                            (2,079,023)               763,093
                                                                        ---------------------   --------------------

NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                            (1,679,977)             1,682,314
                                                                        ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisition of capital assets                              (774,679)              (137,061)
      Cash paid for capitalized software development                         (3,408,719)            (1,497,871)
                                                                        ---------------------   --------------------
NET CASH USED BY INVESTING ACTIVITIES                                        (4,183,398)            (1,634,932)
                                                                        ---------------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (payments) under line of credit                          2,200,000               (182,000)
      Net borrowings (principal payments) on long-term debt                    (270,081)               551,225
      Proceeds from exercise of stock options and warrants                      362,944                 19,990
                                                                        ---------------------   --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     2,292,863                389,215
                                                                        ---------------------   --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (3,570,512)               436,597

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,640,508                428,705
                                                                        ---------------------   --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   69,996             $  865,302
                                                                        =====================   ====================

See accompanying Notes

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three and nine month periods ended October 31, 1998 and October 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Exigent International, Inc.'s ("Exigent's" or the "Company's") Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

As of February 1, 1998 the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or shareholders' equity for the three and nine months ended October 31, 1998 and 1997.

Certain prior period amounts have been restated to correspond to the current period presentation.

NOTE 2 - LINE OF CREDIT

Software Technology, Inc. ("STI"), Exigent's primary subsidiary, had a $1,800,000 line of credit available from a bank as of October 31, 1998 and January 31, 1998. The note bears interest on the unpaid principal balances at a rate per annum equal to the bank's prime rate plus .25%. As of October 31, 1998 and January 31, 1998 the outstanding draws against the line were $1,800,000 and $0, respectively. The interest rate at October 31, 1998 and January 31, 1998 was 8.375% and 8.75%, respectively. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

On October 30, 1998, Exigent entered into a short-term loan for $400,000 to fund the Company's working capital requirements. The note bears interest at a rate per annum equal to the prime rate plus .50%. As of October 31, 1998, there was a balance remaining to be paid on the note of $400,000. The note and all accrued interest thereon was paid in full in November 1998.

The weighted average interest rate on short-term borrowings outstanding at October 31, 1998 and January 31, 1998 was 8.66% and 8.25%, respectively.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company had outstanding purchase commitments of $3,334,710 and $145,309 as of October 31, 1998 and January 31, 1998, respectively. These represent outstanding purchase orders for customer projects where neither the item nor invoice has been received. This increase is due in large part to the start-up of a major new contract for which there were extensive material requirements.

In November 1998 the Company entered into a lease for an 11,188-sq. ft. space in Chantilly, VA. This space was needed to satisfy program requirements for a new customer.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

Effective February 1, 1998, the Company determined that the amortization life of the existing capitalized software should be changed to two years to more appropriately reflect the life span of the product release, rather than a three-year schedule. As a result of this change in estimate, the increase in amortization expense for the three months ended October 31, 1998 was approximately $100,000. The impact for the nine months ended October 31, 1998 was approximately $225,000. This has impacted the diluted earnings per share by $0.02 per share.

NOTE 5 - EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented and, where appropriate, restated to conform to Statement 128 requirements. The following tables set forth the computation of basic and diluted earnings per share for the nine and three months ended October 31, 1998 and 1997:


                                                        For the nine months ended October 31,
                                                   ---------------------------------------------
                                                   ------------------      ---------------------
                                                         1998                      1997
                                                      (unaudited)              (unaudited)
                                                   ------------------      ---------------------
Numerator:
  Net income (numerator for
   basic and diluted earnings per share)              $  399,046                $   919,221
                                                   ==================      =====================



Denominator:




  Denominator for basic earnings per share-
      weighted average shares                          4,653,209                 4,709,468

  Effect of dilutive options and warrants                555,942                    91,551
                                                 -----------------      -------------------

  Denominator for diluted earnings per share-
      adjusted weighted average shares                 5,209,151                 4,801,019
                                                 ------------------     --------------------

Basic earnings per share                              $     0.09            $         0.20
                                                 ==================     ====================

Diluted earnings per share                            $     0.08            $         0.19
                                                 ==================     ====================


                                                      For the three months ended October 31,
                                                   ---------------------------------------------
                                                   ------------------      ---------------------
                                                         1998                      1997
                                                      (unaudited)              (unaudited)
                                                   ------------------      ---------------------
Numerator:
  Net income (numerator for basic and diluted
     earnings per share)                             $    73,479               $   271,464
                                                  ==================      =====================

Denominator:
  Denominator for basic earnings per share-
      weighted average shares                          4,715,894                 4,709,468

  Effect of dilutive options and warrants                633,692                    91,551
                                                 ------------------       --------------------

  Denominator for diluted earnings per share-
      adjusted weighted average shares                 5,349,586                 4,801,019
                                                 ------------------       --------------------

Basic earnings per share                            $       0.02            $         0.06
                                                 ==================       ====================

Diluted earnings per share                          $       0.01            $         0.06
                                                 ==================       ====================

NOTE 6 - STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the nine months ended October 31, 1998 are as follows:


                                                                                   Additional
                                     Common Stock*      Class A Preferred            Paid in      Retained
                                      Shares       Amount     Shares     Amount       Capital      Earnings     Total

BALANCE February 1, 1998             3,872,655    $38,726    688,792     $6,888    $1,585,007    $6,150,228   $7,780,849

 Exercise of convertible               155,988      1,560          -          -       361,384             -      362,944
securities

 Class A preferred converted            78,562        786    (78,562)      (786)            -             -            -
          to common
  Canceled shares                         (250)        (2)         -          -             2             -            -

  Net Income                                 -          -          -          -             -       399,046      399,046
                                   ----------------------------------------------------------------------------------------

BALANCE October 31, 1998             4,106,955    $41,070    610,230     $6,102    $1,946,393    $6,549,274   $8,542,839
                                   ========================================================================================


*Please note: Class A Preferred Stock converts 1:1 to Common Stock and has no preferential treatment except for a liquidation preference.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of (i) the consolidated financial condition as of October 31, 1998 as compared with the fiscal year ended January 31, 1998; and (ii) the consolidated results of operations for the three and nine months ended October 31, 1998 and 1997, of Exigent and its subsidiaries STI and FotoTag. It should be read together with Exigent's Form
10-K for the fiscal year ended January 31, 1998. Throughout the nine months ended October 31, 1998 the Company has invested significant time and resources into the restructuring and reform of its corporate structure and staff. These reforms included restructuring of the corporate charter, bylaws and implementation of a Shareholder Rights Plan as well as additions to, and replacement of, several of the key corporate executive management. The reforms are intended to position Exigent to expand and to attract additional investors in the equity market. In addition Exigent has invested significantly in the development of a Corporate-wide wide area network (WAN) to enhance Company communications. The Company continued to invest approximately 10% of revenues in product development. These investments are reflected in the three and nine-month results as well as discussed further in this document.

Liquidity As of October 31, 1998, Exigent's ratio of current assets to current liabilities decreased to 1.4 from 1.9 at January 31, 1998. This decrease was due largely to the use of cash over the nine months as well as the draw on the Company's line of credit. The uses of this cash are explained in detail below.

Exigent's cash portfolio (cash and cash equivalents) decreased $3,570,512 during the nine months ended October 31, 1998. The decrease was due to cash used in operating activities of $1,679,977, cash used in investing activities of $4,183,398 and cash provided by financing activities of $2,292,863. Exigent's cash portfolio increased $436,597 for the nine months ended October 31, 1997. The increase was due to cash provided by operating activities of $1,682,314, cash used in investing activities of $1,634,932 and cash provided by financing activities of $389,215. The decrease in cash from operating activities from January 31, 1998 to October 31, 1998 was primarily the result of the increase in Accounts Receivable due to the change in payment procedure on Government projects, the project investment carried awaiting new provisional government indirect rates, and the continued investment in the ongoing support of the Company's products including OS/COMET(R) and FotoTag(R). In addition, the Company invested approximately $800,000 in the ongoing support of the strategic agreement with Motorola Inc. SATCOM projects. This investment is intended to help position Exigent for future Commercial Satellite Market programs.

In the nine months ended October 31, 1998, Exigent acquired $774,679 of capital assets compared to $137,061 in the nine months ended October 31, 1997. This increase was due primarily to the expansion and improvement of the Company's facilities across the corporation including Melbourne, FL, Alexandria, VA and a new site in Chantilly, VA. This new 11,188-sq. ft. facility in Chantilly was required to satisfy program requirements. A portion of the expansion in Melbourne was funded through a capital lease for furnishings and other office amenities. This capital lease will extend through September of 2003. However, capital needs are expected to continue, but at a reduced rate, as Exigent remains current with computing technologies. This expansion will be funded in part through operating leases set up with external leasing companies. The leases will extend for a period of three years from each draw against the funding limits totaling $1,000,000. Through the nine-month period ended October 31, 1998, Exigent had drawn down approximately $450,000 against these lease lines of credit.

During the last three fiscal years the Company has made substantial investments in the development of software products. The investments made for the nine months ended October 31, 1998 were again substantial as Exigent remains committed to the development of new state-of-the-art products as well as support of its existing product base. In the nine months ended October 31, 1998 and October 31, 1997, Exigent spent $3,408,719 and $1,497,871, respectively, in capitalized software development costs primarily related to several products. The increase in the first nine months of fiscal year 1998 resulted from costs incurred in completing the development of FotoTag, which was completed June 1998, developing product additions for the OS/COMET product family including Pluto(TM), Calypso(TM), and the Integrated Control Center (ICC)(TM), as well as development of its newest products, Active Tracking Engine (ATE)(TM) and Interplay(TM). The Company has organized a new subsidiary expressly for the development and distribution of shrink-wrapped middleware software products. This entity (M-Ware Solutions Inc.) will be responsible for the ATE and Interplay as well as other future shrink-wrapped products distributed over the Internet. For the nine months ended October 31, 1998, Exigent borrowed $2,200,000 under the line of credit and a short-term loan to fund its operations. The Company reduced long-term debt by $350,316 offset by an obligation on a new capital lease of $129,918 of which $5,240 was paid during the quarter. There was also a reduction in short-term debt of $44,444.

Results of Operations for the nine months ended October 31, 1998 and 1997 Sales for the nine months ended October 31, 1998 were $25,858,155, compared with $25,912,356 for the nine months ended October 31, 1997, a slight decrease, although the mix of government and commercial has changed dramatically. The breakdown between government and commercial sales for each of the nine-month periods is as follows:


                    October 31,1998                      October 31, 1997
                 ---------------------                 ---------------------
   Government      $       20,201,503         78%       $        15,942,207              62%
   Commercial               5,656,652         22%                 9,970,149              38%
                                          --------
                 ==== ================                 === =================     ============
                   $       25,858,155        100%       $        25,912,356             100%
                 ==== ================    ========     === =================     ============

Gross profit was up significantly at $6,648,250 (25.7% of sales) compared to $6,061,406 (23.4% of sales) for the nine months ended October 31, 1998 and October 31, 1997, respectively. This increase in gross profit was the result of a significant decrease in direct costs. Net income decreased significantly at $399,046 (1.5% of sales) for the nine months ended October 31, 1998 versus
$919,221 (3.6% of sales) for the nine months ended October 31, 1997. This decrease was due to the increase in general and administrative expenses (explained below) and a decrease in revenue from commercial customers. This decrease in revenue was the result of the winding down of development work on a major fixed price contract and cost growth in support of the same contract. These factors decreased the nine-month operating income by approximately $800,000. The change in amortization schedule for the internally developed software products also decreased the nine-month profit. After completing a review of the current releases and the schedule for new releases, management determined that a twenty-four month amortization would be more appropriate than a thirty-six month schedule. This change in amortization schedule impacted net income before taxes by approximately $225,000 for the nine months ended October 31, 1998.

General and administrative expenses for the nine months ended October 31, 1998 were $5,735.978, 27.1% or $1,225,910 greater than expenses of $4,513,068 for the nine months ended October 31, 1997. This increase resulted primarily from $500,000 in administrative labor costs, of which approximately $250,000 was associated with the resources required to manage a public company, including the addition of key executives, with the remainder being the move of personnel in the operating units from cost of goods sold expenses to administrative positions. Additional increases in general and administrative expenses include $367,000 in professional fees for marketing support and outside legal counsel largely associated with the Corporate reforms put in place during the second and third quarters. There was a $278,000 increase in additional marketing expenses incurred to pursue new project opportunities in both the commercial as well as government businesses. In addition, there was approximately $200,000 of cost incurred in support of the due diligence of potential acquisitions. Management believes existing cash, funds generated by operations, and the available line of credit may fall short of Exigent's current operating requirements through the fiscal year ending December 31, 1998. Additional funds will be required to fulfill the development schedule for new Exigent products and to finance any acquisitions. The Company is currently in discussions with several lending institutions to obtain an alternative source of financing to support working capital requirements and the Company's strategic plan. The Company is seeking an alternative source of financing to replace the Company's existing line of credit with SunTrust Bank. There can be no assurance that a definitive credit agreement relating to this new line of credit or other alternative funding will be entered into on acceptable terms.

Results of Operations for the three months ended October 31, 1998 and 1997 Sales for the three months ended October 31, 1998 were $9,361,584, an increase of 2.4% from $9,140,753 for the three months ended October 31, 1997, due to an increase in the volume of government contracts, offset by a decrease in commercial revenue. The breakdown between government and commercial sales for each of the three-month periods is as follows:


                    October 31, 1998                      October 31, 1997
                  ---------------------                 ---------------------
   Government       $        7,785,481         83%       $         5,738,706          63%
   Commercial                1,576,103         17%                 3,402,047          37%
                                           --------
                  ==== ================                 === =================   ==========
                    $        9,361,584        100%       $         9,140,753         100%
                  ==== ================    ========     === =================   ==========

Gross profit increased significantly at $2,893,263 (30.9% of sales) compared to $2,261,681 (24.7% of sales) for the three months ended October 31, 1998 and October 31, 1997, respectively, due to the major reduction in the use of outside services for labor on projects. Net income decreased significantly to $73,479 (0.8% of sales) for the three months ended October 31, 1998 versus $271,464 (3.0% of sales) for the three months ended October 31, 1997. This decrease was due to a decrease in revenue and associated earnings from commercial customers, cost growth in support of the major commercial fixed price development project completion and a delay in product sales. In addition, after completing a review of the current releases and the schedule for new releases, management determined that a twenty-four month amortization would be more appropriate than the thirty-six month schedule. This change in amortization schedule impacted net income before taxes by approximately $100,000 for the three months ended October 31, 1998.

Analysis of Operations In 1995, STI obtained its first significant commercial contracts from Motorola Inc. to provide satellite ground station software for a constellation of satellites that will provide a direct link with portable handsets for worldwide telephone service. The Motorola multi-year contract allowed STI to leverage its technology into the commercial arena. In 1996, STI was awarded a contract to provide similar software for the Global Positioning Satellite (GPS) System. With these two contracts, STI is involved in two premier satellite endeavors and numerous proprietary ones.

The third quarter 1998 results, as well as the nine-month 1998 results, reflect a lull in the Company's commercial satellite business; however, Exigent continued to invest during these periods in the advanced features for its OS/COMET basic product as well as the next generation NT version of OS/COMET. The Company anticipates that the NT version will have its first customer delivery in the fourth quarter of 1998. In addition, the Company continues to invest in its strategic alliance with Motorola for the Celestri/Teledesic effort, with an anticipated start in early 1999. The Company has also invested significantly in the identification of and the due diligence associated with potential acquisitions.

STI has recently been heavily involved in developing proposals for new commercial satellite constellations. The Company believes that its investments in OS/COMET, Pluto, Calypso, the Integrated Control Center (ICC), Active Tracking Engine (ATE), and Interplay will position the Company well as it enters 1999.

STI's government business continues at a record setting pace with orders coming in from both existing and new customers. The sale of OS/COMET licenses and maintenance for use on government programs continues on track with 1997 with volume running approximately the same as that record year.

The backlog as of October 31, 1998 for commercial and government contracts was $62,360,574, of which $57,806,976 is unfunded. In April 1998, STI executed a contract with the Naval Research Laboratory to provide services over the next five years for a value of $61,538,419. Subsequent to the close of the quarter a similar, but unrelated contract worth approximately $7,500,000 was signed to cover a five-year period providing additional services to the Naval Research Laboratory. With the addition of these contracts, the current base provides sufficient backlog to maintain STI's operations through December 31, 2001.

STI has invested in excess of $4,500,000 over the last three years in its premier software product OS/COMET. This investment facilitated the significant contract awards that management believes would have been otherwise unattainable. Commitment to maintain support for the product and research of new product opportunities will continue.

Exigent completed development of its commercial software product, FotoTag, and has invested approximately $1,100,000 during the last three fiscal years. Management continues the promotion of this product, which was completed in June 1998. FotoTag is currently being marketed worldwide to address the growing need for airport security and baggage and passenger reconciliation products.

OUTLOOK

Exigent completed expansion of its corporate headquarters in February 1998 with the completion of a new building at its Melbourne, Florida location. This new facility houses the corporate staff as well as the Product Development team and the FotoTag staff. These increased facility costs should not have a material impact on the Company's indirect expense rates as the growth is needed to support the current business as well as growth planned into 1999. The commercial satellite business is projected to continue with strong sales worldwide and is expected to show moderate increases through the end of the decade, providing additional opportunities for Exigent.

General and administrative expenses are expected to decline going forward as the current level of expenditures included the nonrecurring cost associated with the implementation of corporate reforms as well as the due diligence expenses associated with a potential acquisition. This potential acquisition presented excess expenses over a normal level due to the due diligence of complex issues. These combined expenses totaled in excess of $500,000. In addition the transition to the new independent audit firm resulted in some overlap and duplicative efforts during the first two quarters of the current fiscal year.

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

     The Company's current long-term business plan is to seek opportunities for growth and diversification of its product and service offerings through acquisitions and internal growth. To implement its long-term growth strategy, the Company will seek to raise capital through private or public debt and equity financing. The Company's application to the Nasdaq Stock Market for listing on the Nasdaq SmallCap Market has been initially denied because of the Company's failure to meet the requirements of Sections 4310(c)(6) and 4330(a)(3) of the Marketplace Rules of the Nasdaq Stock Market due to an insufficient number of shareholders who made an independent economic decision to invest in the Company. The Company has filed an appeal and management believes the Company satisfies the listing criteria for inclusion on the Nasdaq SmallCap Market but there can be no assurance that the appeal will be successful.

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

Such other factors include, among others, those described in "Outlook" and the following:

o continued dependence on a small number of significant customers for substantially all of the Company's revenue and the potential loss of one or more of the Company's principal customers;

o continued dependence on government agencies for a significant portion of the Company's revenue;

o the shortage of qualified and competent software engineers and the risk that the Company will be unable to retain its key employees and managers, especially in the event the Company loses one or more contracts or principal customers;

o dependence on the satellite command and control industry and the potential failure to diversify the Company's product and service offerings and to expand its markets for commercial applications;

o possible difficulties in raising private or public capital for financing working capital needs and potential acquisitions on terms favorable or acceptable to the Company;

o the possible inability of the Company to find or secure acquisitions on terms favorable or acceptable to the Company in pursuit of its plan for growth and diversification;

o    continued availability of a commercial line of credit;

o the expense of new product development, the potential failure by the Company to complete new products on a timely basis, and the failure of such products to achieve substantial market acceptance;

o the potential loss of customers or opportunities because of the Company's relationship as a competitor to some of its principal customers;

o the potential loss of other broadband satellite customer opportunities because of the Company's strategic alliance relationship with Motorola SatCom on the IRIDIUM and Teledesic project;

o the potential negative impact of salary increases on bid rates due to the amount of the Company's revenue related to services.

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

Year 2000 Issues

Some existing computer programs will be unable to recognize dates properly in the Year 2000 ("Y2K") and beyond. During 1997, Exigent conducted an informal study of its products, systems and operations, including systems under development, to improve business functionality, to identify those of its computer hardware, software and process control systems that do not properly recognize dates after December 31, 1999, and those that are linked to third parties' systems. Based on this informal study, Exigent recognized that the OS/COMET product required certain modifications to be Y2K compliant. Those modifications have been made to the software and are available in the current release, Version 3.5. Exigent has also initiated communications with certain third parties whose computer systems' functionality could adversely impact the Company. These communications, which the Company expects to complete by July 1999, will facilitate coordination of any necessary Y2K conversions and will, additionally, permit Exigent to determine the extent to which the Company may be vulnerable to the failure of third parties to address their own Y2K issues.

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

PART II - OTHER INFORMATION


Item 5.  Other Information

     1. On August 11, 1998, Exigent entered into a consulting arrangement with Daniel J. Stark, a former employee of STI, who resigned his position on July 17, 1998. Mr. Stark is currently serving as a Director of Exigent and was one of the original founders of STI in 1978. Under the terms of the agreement, Exigent agrees to pay consulting fees to Mr. Stark for one year on regularly scheduled Company pay periods commencing with the pay period beginning August 31, 1998 and ending with the pay period on August 31, 1999. For more information, please see Confidential Release and Waiver Agreement, attached hereto as Exhibit 10.18.

     2. Exigent Warrants currently trading on the Chicago Stock Exchange as XNTWS and on the NASD OTC BB as XGNTW will expire on January 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Number                     Exhibit

         10 Confidential Release and Waiver Agreement between Daniel J. Stark and Exigent International, Inc. executed on
                                    August 11, 1998

         27                         Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Exigent International, Inc.



December 15, 1998          By: /s/ B.R. "Bernie" Smedley
Date                       -----------------------------
                                   B.R. "Bernie" Smedley,
                                   Chief Executive Officer



December 15, 1998         By:  /s/ Jeffery B. Weinress
Date                      ------------------------------
                                   Jeffery B. Weinress,
                                   Chief Financial Officer