Form 10-K
period 1998-12-31
EXIGENT INTERNATIONAL INC
filed 1999-04-01
CIK 1015854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 1998

     Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from ________ to ___________

Commission file number: 333-5753

                           Exigent International, Inc.
             (Exact name of Registrant as specified in its charter)

       Delaware                                             59-3379927
 (State of Incorporation)                                 (I.R.S. Employer
                                                        Identification Number)

                       1225 Evans Road, Melbourne, Florida
                   32904-2314 (Address of principal executive
                               offices) (Zip code)

                                  407-952-7550
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b)of the Act:

        Title of  Securities                       Exchanges on which Registered

  Common Shares, $0.01 par value per share           Nasdaq SmallCap Market
                                                     The Chicago Stock Exchange
  Common Stock Purchase Warrants                     Nasdaq SmallCap Market
                                                     The Chicago Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, $0.01 par value per share
                         Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     As of March 12, 1999, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was approximately $12,698,283.

     The number of shares outstanding of the registrant's Common Stock on March 12, 1999 was 4,192,153.


                       Documents Incorporated by Reference

               Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held June 30, 1999 (to be filed with the Securities and Exchange Commission on or before April 30, 1999) are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS







PART I......................................................................4

Item 1.  Business...........................................................4

Item 2.  Properties.........................................................9

Item 3.  Legal Proceedings..................................................9

Item 4.  Submission of Matters to a Vote of Security Holders................9


PART II....................................................................10

Item 5.  Market  for   Registrant's   Common  Equity  and  Related
          Stockholder Matters..............................................10

Item 6.  Selected Financial Data...........................................11

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................12

Item 8.  Financial Statements and Supplementary Data.......................12

Item 9.  Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosures.........................12


PART III...................................................................44

Item 10.  Directors and Executive Officers of the Registrant...............44

Item 11.  Executive Compensation...........................................44

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management..................................................44

Item 13.  Certain Relationships and Related Transactions...................44


PART IV....................................................................45

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.............................................45


SIGNATURES.................................................................49

PART I

Item 1.   Business

          The Business section, Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain certain statements that are not historical facts which are
"forward-looking   statements,"   and   can  be   identified   by  the   use  of
forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or current expectations of Exigent International, Inc. and its subsidiaries ("Exigent" or the "Company") and its directors, officers and management with respect to future operations, performance or position of the Company. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved.

The Company

          Exigent International, Inc. is a holding company, incorporated on March 25, 1996 to capitalize on emerging opportunities in the fields of satellite command and control and telecommunications. Exigent was formed by Software Technology, Inc., a Florida corporation ("STI"), to acquire and hold all of the issued and outstanding stock of STI. On January 30, 1997, Exigent acquired all of the issued and outstanding STI stock in exchange for 3,486,600 Exigent Common Shares and 697,320 Exigent Class A Preferred Shares (the "Exchange"). Exigent also issued 645,270 Warrants in exchange for STI warrants held by STI shareholders. Upon the completion of the Exchange, STI became a wholly owned subsidiary of Exigent. In addition, on January 30, 1997, the Company issued 425,000 Warrants to Monogenesis Corporation.

          As shown in the following chart, Exigent presently operates through three wholly-owned subsidiaries. These are STI, FotoTag, Inc., a Delaware corporation ("FTI"), and Middleware Solutions, Inc., a Nevada corporation ("MWare"):


                           Exigent International, Inc.
                                        |
                                        |
          |                             |                        |
          |                             |                        |
          |                             |                        |
 Software Technology, Inc.         FotoTag, Inc.      Middleware Solutions, Inc.

          The Company, through STI, has designed and deployed satellite command and control and telecommunications systems for more than twenty years. The Company has provided ground control solutions for dozens of commercial and government projects, ranging from single spacecraft to the largest satellite constellations.

          As world-wide demand for satellite-based applications has increased, Exigent has responded by developing a suite of commercial-off-the-shelf ("COTS") products based on the Company's decades of experience in building such systems. Exigent engineers also provide system integration support for customers throughout the United States.

Software Technology, Inc.

          Since its formation in 1978, STI has provided custom and COTS software, systems engineering, and software engineering services to a wide range of industry and government clients including:

o Agencies and departments of the U.S. government that use satellites for research, communication, or in defense programs.

o Commercial telecommunication companies, particularly those focused on low-earth-orbit ("LEO") satellite systems providing wireless telephone services and paging.

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

          In addition to providing general-purpose and customized engineering solutions, the Company has developed the OS/COMET(TM)(1) family of products:
This suite of command and control software products is the Company's flagship software offering. Originally developed for the support of satellite ground stations, and for spacecraft integration and testing, this related group of software products has evolved into a general-purpose, integrated tool set. These COTS programs provides a real-time command, control, and data acquisition environment for government and commercial solutions. OS/COMET products can be adapted to many complex control situations, on the ground or in space. OS/COMET executes on POSIX-compliant UNIX(R)(2) workstations and makes extensive use of the "X Window System(3)" and the "OSF/Motif (4)" graphical user environment standards. It includes the following family of products:

          OS/COMET is in current use in the world's two largest satellite constellations, Iridium(R)(5) and GPS. OS/COMET is the control system used for each Iridium satellite as well as the constellation overall. "Iridium" is a global wireless communication system built by a consortium of investors lead by Motorola, Inc. Iridium offers local calling and paging anywhere on the planet through a constellation of 66 Low Earth Orbit ("LEO") satellites (plus six on-orbit spares). As a result of the STI's performance on the Iridium program, coupled with a long-term strategic agreement between Motorola and Exigent, Exigent was selected by Motorola as the preferred supplier of command and control software for the Celestri(6) and future communication systems (including Teledesic, a constellation of broadband satellites conceived to be the "Internet in the Sky").

          OS/COMET was also selected to upgrade the ground station software for the NAVSTAR Global Positioning System ("GPS"). A project of the United States Air Force, the 24-satellite GPS constellation provides worldwide all- weather positioning, navigation data, and nuclear detonation detection. GPS's 24 satellites provide worldwide navigation data for military and civilian aircraft, spacecraft and land and marine applications.

          OS/ICC (Integrated Control Center) is a versatile, extensible, and scaleable suite of services and equipment that combines industry-leading hardware and software products into an integrated solution. OS/ICC can be used "out of the box" in its standard form, and yet is highly customizable for special customer applications. The purpose of the OS/ICC is to provide seamless software and hardware reuse and automation across the whole mission life-cycle, from early mission planning and modeling, through vehicle testing, all the way to on-orbit spacecraft management. It is designed to handle projects ranging from single satellites to large constellations.

--------

(1)  OS/COMET is a trademark of Exigent International, Inc.

(2) UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open Company, Limited.

(3)  X  Window  System  is  a  trademark  of  the  Massachusetts   Institute  of
     Technology.

(4)  OSF/Motif is a trademark of the Open Software Foundation.

(5)  IRIDIUM is a registered trademark and service mark of Iridium LLC (1997)

(6)  Celestri is a trademark of Motorola,Inc.

               Calypso and Calypso Pro products are telemetry data decommutation and distribution tools; the "Pro" suffix indicates an extensible version of the basic product. These are cost-effective, easy-to-use and are designed for use in single-node applications and test beds that do not require the complex functionality of the more advanced products such as OS/COMET or OS/COMET Solo.

          The Pluto Satellite Tool Kit deploys complex model architecture and numerous core components for the creation of a "virtual satellite." The satellite model so generated can be defined to be identical to an actual spacecraft. Pluto's object-oriented architecture breaks the satellite into a set of user-defined sub-systems, using standard object-oriented programming techniques.

FotoTag, Inc.

          FTI was formed in 1997 to provide improved efficiency and security in the public transportation environment. FTI develops and markets internationally a passenger/baggage reconciliation system, "FotoTag(R)(7)", for use by airlines, airports, and other commercial transportation systems such as cruise lines or railroads. Sales venues for Fototag products and services include foreign and domestic airlines, and foreign and domestic agencies that control airports and airport security.

          The FotoTag product is primarily an airport passenger/baggage reconciliation system. It is expected to provide enhanced departure control facilities, improve passenger servicing, and reduce airline and airport management costs. The system uses IATA-standard barcode, "smart card", and radio-frequency identification (RFID) technology, coupled with compressed digital photography. The FotoTag system captures passenger images and associates this visual information with itinerary, baggage, and related travel documents.

Middleware Solutions, Inc.

          MWare is an eCommerce company formed by the Company in 1998. MWare develops inexpensive, high-performance message-oriented middleware ("MOM") products, and distributes them directly to the end-user over the Internet or on CD through the mail.

          MWare's first product is InterPlay for Windows. InterPlay is an advanced MOM publish/subscribe tool that provides an application-transparent messaging facility for ActiveX environments such as Microsoft's Visual Basic, Visual C++, and Inprise's C++ Builder 3. InterPlay provides developers with a networking system for the Microsoft(R) Windows(R)(8) environment, priced substantially below existing products. InterPlay is intended to make sophisticated cost-effective networking available to the millions of application developers currently working in the Windows world. The target audience for this product includes programmers who are developing software for the high-volume commercial marketplace (business applications, games, etc.), as well as those producing in-house applications, at any scale from just a few up to thousands of network nodes. InterPlay supports virtually any network type or topology, whether local- area (LAN), wide-area (WAN), or the WorldWide Web.

Software Development

          Exigent invested substantial funds on software development for the development or enhancement of products which management believes are commercially marketable. Generally, most of the Company's software development relates to satellite command and control, developing systems for the ground and space segments of the aerospace/defense industry, and telephone systems providers in the telecommunications industry.

--------

(7)  FotoTag is a registered trademark of Exigent International, Inc.

(8)  Microsoft and Windows are registered trademarks of Microsoft Corporation.

               Exigent invests significantly in product development. The Company capitalized $3,906,643, $1,149,685, and $556,167 of product development in the fiscal years ended December 31, 1998 and January 31, 1998, and 1997, respectively. These amounts include investments allocated to the OS/COMET family of products and FTI.

               Exigent expensed $180,673, $47,854, and $239,986 in its fiscal years ended December 31, 1998, January 31, 1998 and 1997, respectively, on internally sponsored research and development. These expenditures were made for the evaluation of new products and technologies to expand and enhance the Company's products and services.

Marketing and Sales

               The Company relies upon senior corporate management, sales and marketing personnel, project managers and senior technical staff to carry out its marketing program, including the development and execution of marketing plans, proposal presentations and the performance of related tasks. These individuals collect information concerning requirements of current and potential customers in the course of contract performance and formal and informal briefings, from published literature and through participation in professional and industry organizations. Senior management evaluates this information, identifies potential business opportunities and coordinates proposal efforts. The primary source of business in the Company's existing markets is by referral from existing customers. Additionally, the Company advertises extensively in various industry publications and participates in various trade shows, including the recent "Satellite99 Conference".

               The Company distributes its products and services and licenses its products (a) indirectly through VARs and (b) directly to end users.

Revenue Sources

               The Company's revenues are currently dependent on three significant customers, the Naval Research Laboratory ("NRL"), Motorola, Inc. ("Motorola") and Lockheed Martin Corporation ("Lockheed"). Aggregate sales to each of NRL, Lockheed, and Motorola for the Company's fiscal year ended December 31, 1998 were in excess of 10% of the Company's consolidated revenues. The loss of NRL, Motorola or Lockheed as a customer would have a material adverse effect on the business, results of operations, and financial condition of the Company and its subsidiaries taken as a whole. During the eleven months ended December 31, 1998, the Company entered into a contract with a new government customer which may extend into October 2003 with an initial value estimated at $7,500,000. This effort is to provide applications system engineering related to the client's management information system. The Company expects business with this organization to grow and provide revenue in addition to that anticipated from above named customers.

               The government contracts to which the Company is a party are subject to termination at the election of the contracting government entity.

               See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to the Financial Statements for additional information on the Company's dependence on certain customers.

Contracts

               Generally, the Company's government contracts specify goals to be reached and estimate the number of hours of work of various levels of employees required to reach the goals. The contract price is based on pre-approved, hourly rates for employees' time with certain pre-approved overhead costs included. If the goals are met in fewer hours, the contract value is reduced. If it takes more hours than estimated to meet goals, the resulting fee percentage is reduced on a pro rata basis based on cost of actual hours delivered versus the cost of hours estimated in the contract.

               Most of the Company's commercial contracts are "firm fixed price" or "time and material" agreements. These agreements generally call for a specified set of requirements to be delivered at a negotiated price. With respect to fixed price agreements, if development costs yield a result that is less than the estimate for the fixed price, the Company will make a greater profit on that contract. If development costs exceed the estimated effort for the fixed price, the Company will have less profit on that contract. These types of contracts are typically broken down into a set of milestones with payments made at each milestone. These are generally called earned value milestones and are used to benchmark progress, help the customer track status, and provide trigger points for payments.

               STI has several contracts with the NRL. Its largest contract with NRL, which relates to space systems applications and operations, was renewed in May 1998. It provides for services to be performed over five years, with a total estimated cost of $57,167,518 and a fixed fee of $4,370,901. As of December 31, 1998, STI had received cost payments and fees in the aggregate of $7,930,077 under the contract. The contract with Lockheed relates to a GPS project with the U.S. Air Force. It began in August 1995 and continues through September 30, 2000 unless modified by Lockheed. STI received $3,744,421 under this contract for the Company's fiscal year ended December 31, 1998 with a funded backlog at that time of approximately $1,173,248.

               STI has various contracts with Motorola, some of which are fixed price contracts and some of which are time and material contracts. Most of the revenues from Motorola in the past four years were received under an agreement executed in February 1994 under which STI agreed to provide Motorola with satellite and ground control software for the system control segment of the IRIDIUM communications system. STI expects to receive payments under the contract for several more years. As of December 31, 1998, STI had received approximately $44,206,259 from Motorola under this and other contracts. The backlog as of December 31, 1998 for Motorola was $277,500. In addition to its base business with Motorola, in January 1998 the Company entered into a strategic alliance with Motorola in the pursuit of space programs. Over the eleven months ended December 31, 1998, the Company invested in excess of $1,000,000 in support of this strategic alliance.

               STI also receives revenues from Allied Signal Technical Services Corporation ("Allied") under various purchase orders. It has received approximately $676,511 from Allied during the fiscal year ended December 31, 1998 and approximately $309,964 in backlog remains under existing purchase orders.

               Based on the development plans and schedule to incorporate customer features and functionality, there were no revenues generated by FTI in the Company's fiscal year ended December 31, 1998. Exigent expects its FotoTag products to begin generating revenues in the second quarter of the 1999 fiscal year, given that its airline and airport passenger/baggage reconciliation system is now fully operational.

Backlog

               Exigent estimates that its backlog orders believed to be firm as of December 31, 1998 and January 31, 1998 were $14,040,033 and $11,334,085, respectively. Approximately $7,451,567 of the backlog in the Company's fiscal year ended December 31, 1998 relates to the unfunded portion of awarded government contracts. There is additional value of $45,336,441 in not-yet-awarded task orders on the Company's direct contract with the Naval Research Laboratory, which are expected to be awarded and funded over the next three to four fiscal years.

Competition

               The Company experiences significant competition in all of the areas in which it does business. The Company believes it is one of four companies in the United States which derive the major portion of their revenue from the development of satellite ground systems. The Company competes with numerous companies having similar capabilities, some of which are larger and have considerably greater financial resources, including Lockheed Martin Corporation, Loral Space & Communications Ltd., Boeing, Hughes, TRW, Honeywell, L-3 Communications Holdings, Orbital Sciences Corporation, AlliedSignal, Computer Sciences Corporation, Alcatel Espace and Matra Marconi Space. In addition, several smaller companies have specialized capabilities in similar areas. In general, the markets in which the Company competes are not dominated by a single company; instead, a large number of companies offer services that overlap and are competitive with those offered by the Company. There can be no assurance that the Company will be able to compete successfully.

Patents, Trademarks and Licenses

               The Company has filed patent applications, some of which are utilized in its operations. While such patent applications and any resulting patents, in the aggregate, may become important to the operation of the Company's business, no existing patent application is of such importance that its loss or failure to result in one or more patent claims would, in the opinion of management, materially affect the Company's business.

               The Company has received a registration in Class 9 for the Trademark OS/COMET (Registration No. 2,165,377) for computer software for development of satellite communication systems, namely satellite integration and testing, ground station support and real time telemetry processing and display.

Employees

               As of December 31, 1998, the Company had 303 employees.

Item 2.  Properties

               Exigent's corporate headquarters are located in Melbourne, Florida on the "Space Coast" near NASA's Kennedy Space Center. In February 1998, Exigent, through STI, occupied a leased building of approximately 30,000 square feet which houses the Exigent corporate headquarters, product development and FotoTag. The lease is for a ten-year period expiring February 28, 2007. An adjacent 29,000 square foot building is also leased by STI under a ten-year lease, which will expire on December 1, 2005, and it houses technical employees.

               Exigent has three additional offices in the greater Washington, D.C. area, which are predominantly staffed with technical employees. In September 1998, Exigent, through STI, renewed its existing lease of 15,296 square feet, located in Alexandria, Virginia, under a five-year lease, which will expire on August 31, 2003. In December 1998, Exigent, through STI, occupied an additional leased building of approximately 11,188 square feet, located in Chantilly, Virginia, under a five-year lease, which will expire on November 30, 2003. In La Plata, Maryland, the Company leases an office of approximately 1,935 square feet under a month-by-month lease.

               Exigent also leases approximately 2,494 square feet in Aurora, Colorado under a three year lease expiring October 31, 1999, approximately 797 square feet in Aurora, Colorado under a three year lease expiring April 30, 2001, approximately 1,946 square feet in Colorado Springs, Colorado under a three year lease expiring July 1, 2000, and approximately 2,971 square feet in Mesa, Arizona under a three year lease expiring November 20, 1999. These buildings are predominantly staffed with technical employees.

               Management believes that its occupancy needs will be met through the Company's next fiscal year. Due to the nature of the Company's business, there are no special facility requirements to consider, given that software development can be conducted in standard office space and its manufacturing requirements are minimal and most often handled through outsourcing.

Item 3.  Legal Proceedings

               There are no material pending legal proceedings to which Exigent or its subsidiaries or their properties are a party or were a party during the fourth quarter of the Company's fiscal year ended December 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

               No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

               Trading of Exigent's Common Shares and Common Stock Purchase Warrants during the fiscal year ending December 31, 1998 were reported on the NASDAQ Electronic Bulletin Board (the "Bulletin Board") under the symbols XGNT and XGNTW, respectively through February 26, 1999. Exigent received approval for initial inclusion on the Nasdaq SmallCap Market on February 22, 1999. Trading began on the Nasdaq SmallCap Market on March 1, 1999. Exigent Common Shares and Common Stock Purchase Warrants are also traded on the Chicago Stock Exchange under the symbol XNT and XNTW, respectively. There is no established trading market for the Company's Class A Preferred Shares.

               The following table represents the high and low bid prices for the Company's Common Shares and Common Stock Purchase Warrants for each quarter of its fiscal year ended December 31, 1998, and each of the second, third and fourth quarters of the fiscal year ended January 31, 1998, as reported in the Daily Trade and Quote Summary provided by the Bulletin Board:

                                                          Common Stock
                                    Common Shares       Purchase Warrants
 Fiscal Year Ended 12/31/98              High        Low       High     Low

                    4th Quarter         $4.13       $2.44    $1.125   $0.625
                    3rd Quarter         $4.38       $2.75    $1.875   $0.53125
                    2nd Quarter         $6.00       $3.81    $3.375   $1.375
                    1st Quarter         $4.00       $2.94    $1.5625  $0.6875

Fiscal  Year Ended 1/31/98

                    4th Quarter         $4.25       $2.75    $1.50    $0.625
                    3rd Quarter         $4.13       $2.13    $1.00    $0.25
                    2nd Quarter         $2.25       $2.00    $0.25    $0.0625


               The approximate number of holders of Common Shares of Exigent as of March 12, 1999 is 1,093 (based upon the number of record holders), excluding stockholders whose Common Shares are held in nominee or street name by brokers. The approximate number of holders of Exigent's Common Stock Purchase Warrants as of March 12, 1999 is 1,219 (based upon the number of record holders), excluding holders whose Common Stock Purchase Warrants are held in nominee or street name by brokers.

               For the Company's fiscal years ended December 31, 1998 and January 31, 1998, the Board of Directors determined not to pay any dividends for the foreseeable future, but instead to use cash for product development and operations.

Item 6.  Selected Financial Data

                                                         Eleven months
                                                              ended               Years Ended January 31

(Amounts in thousands except per share amounts)             12/31/98       1998      1997      1996      1995
                                                          ------------     ----      ----      ----      ----
Revenues                                                   $ 31,139     $ 35,749   $ 29,936   $ 25,292  $ 19,761
  Cost of Sales                                             (23,401)     (26,422)   (24,689)   (19,408)  (16,064)
                                                           ----------   --------   --------   --------- ---------
Gross Profit                                               $  7,738     $  9,327   $  5,247   $  5,884  $  3,697
  General and Administrative Expenses                        (6,823)      (7,050)    (5,344)    (3,841)   (2,539)
  Research and Development Costs                               (181)         (48)      (240)      (155)     (102)
                                                           ----------   --------   --------   --------- ---------
Operating Income (Loss)                                         734        2,229       (337)     1,888     1,056
  Total Other Income (Expense)                                 (136)         (53)         1        (1)        20
                                                           ----------   --------   ---------   -------  ---------
Income (Loss) before Taxes                                      598        2,176       (336)     1,887     1,076
  Income Tax Expense                                           (180)        (831)      (150)      (755)     (354)
                                                           ----------   --------   ---------   -------- ---------
Net Income (Loss)                                          $    418     $  1,345   $   (486)   $ 1,132  $    722
                                                           ----------   --------   ---------   -------- ---------
Income per Weighted Average Common Shares
  Outstanding - Diluted                                    $   0.08     $  0.29    $  (0.13)   $  0.29  $    0.19
Cash Dividends                                             $     --     $   --     $   (310)   $  (178) $     (89)
Cash Dividends Paid per Share Outstanding                  $     --     $   --     $   0.08    $  0.05  $    0.03
Total Assets                                               $ 15,664     $14,693    $ 10,949    $ 8,328  $   6,471
Total Long-Term Liabilities
  (Excluding Deferred Income Taxes)                        $    428     $   467    $    317    $    10  $      17
Total Stockholders' Equity                                 $  8,629     $ 7,781    $  6,258    $ 4,893  $   3,939
Stockholders' Equity per Weighted Average
  Common Share, Outstanding - Diluted                      $   1.67     $  1.67    $   1.72    $  1.27  $    0.88
Dividends Declared per Weighted Average
  Common Share, Outstanding - Diluted                      $    --      $  --      $   0.08    $  0.05  $    0.02

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company has changed the last day of its fiscal year from January 31 to December 31. Hence, the Company's most recent fiscal year was an eleven-month period ending on December 31, 1998.

Liquidity

          As of December 31, 1998 and January 31, 1998, the Company's ratio of current assets to current liabilities was 1.7 and 1.9, respectively. As of December 31, 1998, the Company's quick liquidity ratio was 1.4, down from 1.8 for the year ended January 31, 1998. This decrease is due to the decrease in cash due to significant investment in software development and product enhancements over the eleven months ended December 31, 1998 along with a delay in the planned product sales on several key government projects.

          The Company's cash portfolio (cash and cash equivalents) decreased $3,210,538 for the eleven months ended December 31, 1998. This decrease was due to cash used in investing activities of $4,900,806 and by operating activities of $204,878, offset by cash provided by financing activities of $1,895,146. The cash used in investing activities decreased due to an investment in software development of $3,905,349 and an investment in Company facilities and capital equipment of $1,002,041. By comparison, the Company's cash portfolio increased $3,211,803 for the year ended January 31, 1998. This increase was due to cash provided by operating activities of $5,239,810 and cash provided by financing activities of $413,759 less cash in the amount of $2,441,766 used in investing activities. The cash provided by operating activities increased primarily due to an increase in cash received from customers through a significant increase in product sales.

          In the Company's fiscal years ended December 31, 1998 and January 31, 1998 and 1997, Exigent invested $1,002,041, $1,306,693 and $1,382,163 in capital assets, respectively. The expenditure in the eleven months ended December 31, 1998 was due largely to the completion of remodeling and furnishing the Company facilities as well as the installation of a wide area network serving all of the Company's principal facilities. The expenditure in the fiscal year ended January 31, 1998 was due primarily to an investment made in computing resources to support the demonstration of the Company's products and capabilities in an integrated control center. The expenditures in prior fiscal years were made to support programs and for the modernization of office equipment. In the Company's fiscal year ended January 31, 1998, the Company made a decision to lease most new equipment for its computing needs. Capital for equipment purchases is expected to remain stable for the next two fiscal years as the Company has now modernized, and has acquired computer resources for expected near-term operations. The Company will continue its policy of leasing resources for office computing needs.

          In the Company's fiscal years ended December 31, 1998 and January 31, 1998 and 1997, the Company spent $3,905,349, $1,149,685 and $556,167, respectively, in capitalized software development costs to develop new products considered essential in maintaining a strong market position in the satellite command and control industry as well as the airport security industry. During the fiscal year ended January 31, 1998, the Company completed a thorough review of the economic life of its capitalized software, and concluded that a change was needed in its amortization policy to more closely match the time span between major releases. The amortization life was therefore reduced from three years to two years.

          Cash provided by financing activities for the Company's fiscal year ended December 31, 1998 was $1,895,146. This was comprised of $1,811,093 borrowed against the line of credit to finance operations, $511,111 borrowed through Huntington National Bank to consolidate the outstanding term loans with SunTrust, offset by $345,506 in principal payments on long-term debt and $511,111 paid to close out SunTrust term notes. In addition, $429,559 of capital was raised through the exercise of stock options and warrants. Cash provided by financing activities for the Company's fiscal year ended January 31, 1998 was $413,759.

          In the Company's fiscal years ended December 31, 1998 and January 31, 1998, the Board of Directors determined not to pay any dividends, but instead to use cash for product development and operations. As a private company, the Company paid dividends of $0.45 and $0.30 ($.075 and $.050, giving retroactive effect of the Exchange) per share in the Company's fiscal years ended January 31, 1997 and 1996, respectively, for total dividends of $309,549 and $177,955, respectively.

          Principal payments on long-term debt amounted to $345,506, $382,108 and $251,335 in the Company's fiscal years ended December 31, 1998 and January 31, 1998, and 1997, respectively. At the close of the current fiscal year ended December 31, 1998, the Company obtained a new line of credit with Huntington National Bank to replace the existing line with SunTrust. As of December 31, 1998 and January 31, 1998, Exigent had a line of credit with banks of $3,000,000 and $1,800,000 respectively. Draws against the line as of December 31, 1998 and January 31, 1998 were $1,811,093 and $0, respectively. All accounts receivable, equipment, furniture, and fixtures of STI are pledged as collateral against amounts borrowed under the line of credit.

          Management believes that capital in addition to that available through operations and the available line of credit will be necessary to fund the Company's plans for expansion and growth during the Company's next fiscal year and beyond. The Company may seek debt or equity financing. However, there can be no assurance that such financing will be available on acceptable terms, if at all, or that adequate amounts of financing will be obtained.

Provision for Income Taxes

          The effective rate for the Company's fiscal year ended December 31, 1998 was 30.1%, down 8.1% from the effective rate of 38.2% for the fiscal year ended January 31, 1998. Note 14 to Financial Statements describes the differences between the U.S. statutory and effective income tax rates.

Analysis of Operations

Overview

          The current contract base provides sufficient backlog to maintain the Company through the first four to six months of its next fiscal year. The backlog as of December 31, 1998 for commercial and government contracts was $288,339 and $13,751,694, respectively. The Company invested in excess of $7,000,000 over the last two years in its software product OS/COMET. This investment facilitated the significant contract awards that management believes would otherwise have been difficult to obtain. Commitment to maintain support for the product will continue through the Company's next fiscal year and is necessary to deliver the services under contract.

          The Company completed development of a new commercial software product, FotoTag, during its fiscal year ended January 31, 1998 with several significant enhancements completed late in the fiscal year ended December 31, 1998. Management expects revenue from sales of this product to begin in the second quarter of fiscal year 1999.

          The commercial satellite business is projected to continue with growing sales worldwide and is expected to show moderate increases throughout the end of the decade, providing additional opportunities for the Company.

          Demand for software engineers is expected to provide new customer opportunities for the Company, but this demand places a premium on efforts to retain its current workforce. This situation puts additional pressure on overall payroll costs, but this is an industry-wide phenomenon. Management believes that the benefits offered by the Company remain above the level of its competition and should help to retain its workforce. Overhead costs for benefits are increasing, putting pressure on the Company's indirect rates. Management believes it is important that the Company maintain superior benefits while the demand for software engineers remains high. To do so and hold total costs stable has been a management challenge and will continue to be so in the near future. Maintaining the Company's comprehensive benefit plan will also facilitate its ability to support its recruiting program.

Comparison  of Years Ended  December 31, 1998,  January 31, 1998 and January 31,
1997

          Sales for the Company's eleven-month fiscal year ended December 31, 1998 were $31,139,083, down 12.9% from sales of $35,748,719 for its twelve-month fiscal year ended January 31, 1998. The sales were down 5.0% after adjusting for the fact that the most recent fiscal year consisted of only eleven months. The sales for the Company's fiscal year ended January 31, 1998 increased 19% from sales of $29,935,691 for the Company's fiscal year ended January 31, 1997. The breakdown between government and commercial sales for these periods is as follows:

                     Eleven months                          Year ended                           Year ended
                    ended 12/31/98                           1/31/98                               1/31/97

                   -----------------                    ------------------                    -----------------

Government           $  24,698,289           79%           $ 23,113,510           65%         $  18,233,915          61%
Commercial               6,440,794           21%             12,635,209           35%            11,701,776          39%
                   -----------------      --------      ------------------     --------      ---------------       --------
                     $  31,139,083          100%           $ 35,748,719          100%         $  29,935,691         100%
                   =================      ========      ==================     =========     ================      =========

          These sales reflect a 79% to 21% government to commercial split in the Company's fiscal year ended December 31, 1998, compared to a 65% to 35% split in the Company's fiscal year ended January 31, 1998 and a 61% to 39% split in the Company's fiscal year ended January 31, 1997. Government contract revenue increased in the Company's fiscal year ended December 31, 1998 due to the Company obtaining additional work with the Naval Research Laboratory and other government entities while a major contract in the commercial sector was winding down. The Company's sales in its fiscal year ended January 31, 1998 increased from its sales in its fiscal year ended January 31, 1997 due largely to obtaining the Lockheed contract as well as sales of OS/Comet under the GPS contract.

          Gross profit as a percent of sales remained fairly consistent at 24.9% ($7,738,362) for the year ended December 31, 1998, versus 26.1% ($9,326,933) for the year ended January 31, 1998, taking into account the short fiscal year and the corresponding reduction in commercial revenue and product sales over the eleven months. Gross profit as a percent of sales for the Company's fiscal year ended January 31, 1997 was 17.5% of sales ($5,246,847), a significant reduction when compared to both the Company's fiscal year ended December 31, 1998 and January 31, 1998.

          The  following  chart  shows  the  gross  profit   breakdown   between
government and commercial contracts for the periods indicated:

                                                Eleven months ended           Year ended              Year ended
                                                     12/31/98                   1/31/98                 1/31/97
                                               -------------------------   ---------------------   ---------------------
         Government:

             Revenue                          $           24,698,289        $     23,113,510        $     18,233,915
             Cost of Sales                              (18,513,003)            (17,842,830)            (14,674,760)
                                               -------------------------   ---------------------   ---------------------
             Gross Profit                     $            6,185,286        $       5,270,680       $       3,559,155
                                               =========================   =====================   =====================

             Gross profit as % of sales                        25.0%                   22.8%                   19.5%

                                                 Eleven months ended           Year ended              Year ended
                                                     12/31/98                   1/31/98                 1/31/97
                                               -------------------------   ---------------------   ---------------------
         Commercial:

             Revenue                          $            6,440,794        $     12,635,209        $     11,701,776
             Cost of Sales                               (4,887,718)             (8,578,956)            (10,014,084)
                                              --------------------------   ---------------------  ---------------------
             Gross Profit                     $            1,553,076        $     4,056,253         $     1,687,692
                                              =========================   =====================   =====================

         Gross profit as % of sales                            24.1%                   32.1%                   14.4%


         General and administrative expenses for the eleven months ended December 31, 1998 were $6,823,198, 3.2% or $226,872 lower than expenses of $7,050,070 for the fiscal year ended January 31, 1998. When taking into consideration the short year, expenses were 5.6% or $393,419 higher than for the fiscal year ended January 31, 1998. This increase resulted primarily from $250,000 in costs associated with a potential acquisition and an increase in rent expense of $200,000. General and administrative expenses for the Company's fiscal year ended January 31, 1998 were $7,050,070, 32% or $1,705,859 higher than its expenses of $5,344,211 for its fiscal year ended January 31, 1997. This increase resulted primarily from $706,139 in administrative labor costs associated the addition of employees required to administer a public company and to expand the business base of the Company, $290,151 in additional costs related to marketing and recruiting and $425,000 in severance costs associated with the unplanned departure of several senior level employees.

         Net income decreased significantly to $418,160 (1.3% of sales) in the Company's fiscal year ended December 31, 1998 from $1,345,429 (3.8% of sales) for the fiscal year January 31, 1998. Management attributes the decrease to the decreased revenue in its commercial business. This decrease was due in large part to the completion of a large fixed price development contract accompanied with the slippage of several major commercial opportunities into fiscal year
1999. The decision to take a more conservative position on amortization of capitalized software in the Company's fiscal year ended January 31, 1998 had a significant impact on the current year earnings. The net income for the Company's fiscal year ended December 31, 1998 was decreased as a result of this action by approximately $175,000 or $0.02 per share. In addition, shortening the fiscal year to eleven months had a minor impact of approximately $40,000 on the current year earnings. Net income increased significantly from a net loss of $486,238 (1.6% of sales) in the fiscal year ended January 31, 1997 to $1,345,429 (3.8% of sales) in the Company's fiscal year ended January 31, 1998. Management attributes this increase to the increased product sales from 1.5% of total revenue in the fiscal year ended January 31, 1997 to 5.6% of total revenue in the fiscal year ended January 31, 1998 and the nearly $1,000,000 cost of the public offering incurred during the twelve months ended January 31, 1997.

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

Outlook

          This section captioned "Outlook" and other parts of this Annual Report on Form 10-K include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those projected in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K. See "Other Forward-Looking Statements" below.

          Diversification and Long Term Growth. The Company expects to diversify its business by developing additional COTS products for sale in both commercial and government markets. The Company currently plans to seek opportunities for long term growth through acquisitions, development of products for commercial applications, and leveraging the Company's existing technologies and products.

          Product Development. The Company is developing new products and product offerings, including the next generation OS/COMET, the Active Tracking Engine ("ATE") and the OS/ICC. The Company plans to investigate other new product development opportunities as part of its effort to expand its product offerings and market.

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

          The more prominent known risks and uncertainties inherent in the Company's business ar set forth below. However, this section does not discuss all possible risks and uncertainties to which the Company is subject, nor can it be assumed that there are not other risks and uncertainties which may be more significant to the Company.

          Such other factors include, among others, those described in Item 1. "Business," and this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations " and the following:

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

o the potential loss of other broadband satellite customer opportunities because of the Company's strategic alliance relationship with Motorola SatCom or on the IRIDIUM and Teledesic product; and

o the potential negative impact of salary increases on bid rates due to the amount of the Company's revenue related to services.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8.  Financial Statements and Supplementary Data

                         Report of Independent Auditors

Board of Directors and Stockholders
Exigent International, Inc.

We have audited the accompanying consolidated balance sheet of Exigent International, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the eleven months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exigent International, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the eleven months ended December 31, 1998 in conformity with generally accepted accounting principles.


Ernst & Young LLP
Orlando, Florida
March 12, 1999

                         Report of Independent Auditors

Board of Directors and Stockholders
Exigent International, Inc.

We have audited the accompanying consolidated balance sheet of Exigent International, Inc. and subsidiaries as of January 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years ended January 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exigent International, Inc. and subsidiaries at January 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years ended January 31, 1998 and 1997 in conformity with generally accepted accounting principles.


Hoyman, Dobson & Company, P.A.
Melbourne, Florida
April 4, 1998

                           EXIGENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                        December 31,           January 31,
                                                                            1998                   1998
                                                                     --------------------    -------------------
CURRENT ASSETS
      Cash and cash equivalents                                           $ 429,970              $ 3,640,508
      Accounts receivable, pledged                                        1,873,772                2,747,383
      Costs and estimated earnings in excess of
          billings on uncompleted contracts, pledged                      5,072,788                3,823,768
      Prepaid expenses                                                       10,677                   64,288
      Income taxes receivable                                               843,938                        -
      Deferred income taxes                                                 595,000                  663,000
      Inventories                                                                 -                    5,288
                                                                     ---------------         ---------------
      TOTAL CURRENT ASSETS                                                8,826,145               10,944,235
                                                                     ---------------         ---------------

PROPERTY AND EQUIPMENT
      Cost                                                                6,265,709                5,304,630
      Accumulated depreciation                                           (3,982,347)              (3,135,923)
                                                                     ---------------         ---------------
      NET PROPERTY AND EQUIPMENT                                          2,283,362                2,168,707
                                                                     ---------------         ---------------

OTHER ASSETS
      Software development costs, net of accumulated amortization         4,463,729               1,508,887
      Deposits                                                               74,179                  43,466
      Cash surrender value of life insurance                                 17,028                  17,028
      Organizational costs                                                        -                  10,638
                                                                     ---------------         --------------
      TOTAL OTHER ASSETS                                                  4,554,936               1,580,019
                                                                     ---------------         --------------

      TOTAL ASSETS                                                     $ 15,664,443            $ 14,692,961
                                                                     ===============         ==============

         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        December 31,           January 31,
                                                                            1998                   1998
                                                                     --------------------  ---------------------
CURRENT LIABILITIES
      Line of credit                                                    $ 1,811,093          $         -
      Accounts payable                                                      227,750              392,799
      Accrued expenses                                                    2,734,200            3,401,311
      Billings in excess of costs and estimated earnings
          on uncompleted contracts                                          270,418            1,252,700
      Income taxes payable                                                    5,098              242,524
      Current portion, long-term debt                                       204,456              511,111
                                                                     ---------------         ------------
      TOTAL CURRENT LIABILITIES                                           5,253,015            5,800,445
                                                                     ---------------         ------------

LONG-TERM LIABILITIES
      Long-term debt, less current portion                                  427,816              466,667
      Deferred income taxes                                               1,355,000              645,000
      Other liabilities                                                          44                    -
                                                                     ---------------         ------------
      TOTAL LONG-TERM LIABILITIES                                         1,782,860            1,111,667
                                                                     ---------------         ------------

      TOTAL LIABILITIES                                                   7,035,875            6,912,112
                                                                     ---------------         ------------

COMMITMENTS AND CONTINGENCIES                                                     -                    -

STOCKHOLDERS' EQUITY
      Class A Preferred Shares, $.01 par value, 5,000,000
        shares authorized, 609,882  and 688,792 issued and
        outstanding at December 31, 1998 and January 31, 1998,
        respectively, at $2.50 per share liquidation/dissolution
        preference                                                            6,099                 6,888
      Common Shares,  $.01 par value, 40,000,000 shares
        authorized, 4,130,103 and 3,872,655 issued and
        outstanding at December 31, 1998 and January 31, 1998,
        respectively                                                         41,301                38,726
      Class B common stock, $.01 par value; 600,000 shares
        authorized, no shares issued of outstanding                               -                     -
      Paid in capital                                                     2,012,780             1,585,007
      Retained earnings                                                   6,568,388             6,150,228
                                                                     --------------          ------------
      TOTAL STOCKHOLDERS' EQUITY                                          8,628,568             7,780,849
                                                                     --------------          ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $ 15,664,443          $ 14,692,961
                                                                     ==============          ============

         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         For the eleven months  For the year ended    For the year ended
                                                         ended December 31,        January 31,           January 31,
                                                                1998                   1998                  1997
                                                         --------------------  ---------------------  -------------------

REVENUES                                                        $ 31,139,083           $ 35,748,719         $ 29,935,691
COST OF SALES                                                     23,400,721             26,421,786           24,688,844
                                                         --------------------  ---------------------  -------------------
GROSS PROFIT                                                       7,738,362              9,326,933            5,246,847

GENERAL AND ADMINISTRATIVE EXPENSES                                6,823,198              7,050,070            5,344,211
RESEARCH AND DEVELOPMENT COSTS                                       180,671                 47,854              239,986
                                                         --------------------  ---------------------  -------------------
OPERATING INCOME (LOSS)                                              734,493              2,229,009             (337,350)
                                                         --------------------  ---------------------  -------------------

OTHER INCOME (EXPENSE)
      Interest income                                                 42,786                 36,887               55,939
      Interest expense                                              (172,035)               (91,276)             (55,119)
      Gain (loss) on disposal of fixed assets                          3,292                 (4,655)                   -
      Other, net                                                     (10,376)                 6,229                    -
                                                         --------------------  ---------------------  -------------------
TOTAL OTHER INCOME (EXPENSE)                                        (136,333)               (52,815)                 820
                                                         --------------------  ---------------------  -------------------
INCOME (LOSS) BEFORE INCOME TAXES                                    598,160              2,176,194             (336,530)

INCOME TAX EXPENSE                                                   180,000                830,765              149,708
                                                         --------------------  ---------------------  -------------------

NET INCOME (LOSS)                                                  $ 418,160            $ 1,345,429           $ (486,238)
                                                         ====================  =====================  ===================

EARNINGS (LOSS) PER SHARE - BASIC                                     $ 0.10                 $ 0.36              $ (0.13)
                                                         ====================  =====================  ===================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                        4,034,039              3,787,639            3,642,514
                                                         ====================  =====================  ===================
                                                         ====================  =====================  ===================

EARNINGS (LOSS) PER SHARE - DILUTED                                   $ 0.08                 $ 0.29              $ (0.13)
                                                         ====================  =====================  ===================

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                      5,157,531              4,647,290            3,642,514
                                                         ====================  =====================  ===================

         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                            Common Stock      Class A Preferred   Paid in    Retained    Treasury
                                          Shares     Amount    Shares   Amount    Capital    Earnings      Stock       Total
                                        ----------------------------------------------------------------------------------------

BALANCE FEBRUARY 1, 1996                   768,400   $ 7,684         -      $ -    $ 29,030  $5,600,586   $(744,763)$ 4,892,537

Issued 46,986 shares of treasury
   stock to fund accrued bonuses,
   cost $4.25.  Market value of
    Company's common stock $14.03.             -          -          -        -     459,523        -        199,690     659,213
Issued 38,600 shares of treasury
   stock to fund accrued ESOP
   contributions, cost $4.25.
   Market value of Company's common
   stock $14.03.                               -          -          -        -     377,508                 164,050     541,558
Issued 18,552 shares of treasury
   stock for bonuses and management
   incentives, cost $4.25.  Market
   value of Company's common stock $14.03.     -          -          -        -     181,439                  78,846     260,285
Cash dividend of $0.45 per common share
   ($0.075 giving retroactive effect of
   stock exchange.)                            -          -          -        -    (309,549)                     -     (309,549)
Issued warrants for services                   -          -                   -      17,497         -            -       17,497
Retired 71,080 shares of treasury stock    (71,080)    (711)         -        -    (301,466)        -       302,177          -
Five for one exchange of stock           2,789,280   27,893          -        -     (27,893)        -                        -
Issued one share of class A preferred
   stock for every five shares of common
   stock for total issuance of 697,320
   shares of class A preferred stock          -     697,320       6,973   (6,973)      -            -         -              -
Issued 300,000 shares of stock for
   services and cash                       300,000    3,000                   -     675,000         -         -          678,000
Issued warrants for cash                      -          -                    -       4,250         -         -            4,250
Net loss                                      -          -          -         -    (486,238)                  -         (486,238)
                                    -----------------------------------------------------------------------------------------------

BALANCE JANUARY 31, 1997                 3,786,600   37,866     697,320    6,973  1,407,915   4,804,799        -       6,257,553
 Exercise of convertible securities         77,652      776         -    177,092       -           -           -         177,868
 Shares retired                               (125)      (1)                  -        -           -           -              (1)
 Class A preferred converted to common       8,528       85      (8,528)     (85)      -           -           -               -

 Net income                                    -          -         -         -        -      1,345,429        -       1,345,429
                                    -----------------------------------------------------------------------------------------------

BALANCE JANUARY 31, 1998                 3,872,655    38,726    688,792    6,888  1,585,007   6,150,228        -       7,780,849

     Exercise of convertible securities    178,788     1,788         -        -     427,771        -           -         429,559
     Class A preferred converted to common  78,910       789   (78,910)    (789)          -        -           -           -
     Cancelled shares                         (250)       (2)        -        -           2        -           -           -

     Net income                                  -         -         -        -           -     418,160        -         418,160
                                        ----------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                4,130,103   $41,301   609,882   $6,099  $2,012,780  $6,568,388        -     $ 8,628,568
                                        ========================================================================================

         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         For the eleven months  For the year ended    For the year ended
                                                         ended December 31,        January 31,           January 31,
                                                                1998                   1998                  1997
                                                         --------------------  ---------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $            418,160  $          1,345,429   $         (486,238)
                                                         --------------------  ---------------------  -------------------
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
     Depreciation and amortization                                  1,845,239             1,271,878              855,252
     Public offering costs                                                  -                     -              692,495
     (Gain) loss on disposal of fixed assets                           (3,292)                4,655                    -
     Deferred income taxes                                            788,000                69,000              134,000
     Changes in operating assets and liabilities:
        Accounts receivable                                           873,611               162,363           (1,458,502)
        Costs and estimated earnings in excess of
         billings on uncompleted contracts                         (1,249,020)               13,060              861,295
        Prepaid expenses                                               53,611                (3,860)              62,378
        Inventory                                                       5,288                (5,288)                  -
        Income taxes receivable                                      (843,938)              796,143             (796,143)
        Deposits                                                      (30,713)               (2,855)              (5,808)
        Cash surrender value of life insurance                              -                 3,241                  898
        Accounts payable                                             (165,049)             (707,324)             878,104
        Accrued expenses                                             (667,111)            1,222,111            1,026,052
        Billings in excess of costs and estimated earnings
         on uncompleted contracts                                    (982,282)              834,274              220,087
        Income taxes payable                                         (237,426)              242,524             (304,000)
        Other liabilities                                                  44                (5,541)                 113
                                                         --------------------  ---------------------  -------------------
Total adjustments                                                    (623,038)            3,894,381            2,166,221
                                                         --------------------  ---------------------  -------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                    (204,878)            5,239,810            1,679,983
                                                         --------------------  ---------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisition of capital assets                  (1,002,041)           (1,306,693)          (1,382,163)
      Cash proceeds from the sale of capital assets                     6,584                14,612                    -
      Cash paid for capitalized software development               (3,905,349)           (1,149,685)             (556,167)
      Cash paid for organizational costs                                   -                      -               (11,938)
                                                         --------------------  ---------------------  -------------------
NET CASH USED BY INVESTING ACTIVITIES                              (4,900,806)           (2,441,766)          (1,949,728)
                                                         --------------------  ---------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) under line of credit                 1,811,093              (182,000)             182,000
     Proceeds from issuance of long-term debt                         511,111               800,000              800,000
     Principal payments on long-term debt                            (856,617)             (382,108)            (251,335)
     Proceeds from exercise of stock options and warrants             429,559               177,867                7,250
     Dividends paid                                                        -                     -              (309,549)
                                                         --------------------  ---------------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,895,146               413,759              428,366
                                                         --------------------  ---------------------  -------------------
NET CASH INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (3,210,538)            3,211,803              158,621

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      3,640,508               428,705              270,084
                                                         --------------------  --------------------   -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $           429,970  $          3,640,508   $          428,705
                                                         ====================  =====================  ===================

         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


SUPPLEMENTAL CASH FLOW DISCLOSURES

NONCASH ACTIVITIES - During the year ended January 31, 1997, the Company issued 46,986 shares of treasury stock with a cost of $4.25 per share ($199,690) for accrued bonuses and 38,600 shares of treasury stock with a cost of $4.25 per share ($164,050) for accrued ESOP payable. The difference between the cost and market value of the treasury stock issued ($837,031) was recorded as additional paid in capital when the shares were issued.

During the year ended January 31, 1997, the Company issued 18,552 shares of treasury stock with a cost of $4.25 per share, or $78,846, for bonus and management incentive awards. The Company's stock was valued at $14.03 on the date of the issuance; therefore, the difference between cost and market of $181,439 was recorded as additional paid in capital.

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

The Company issued 300,000 shares of Exigent common stock to Monogenesis Corporation in exchange for cash and services performed related to the business combination (See Note 1). The shares had been valued at $2.25 per share ($675,000) by independent appraisal for purposes of administration of the Company's employee stock ownership plan. The Company received $3,000 in cash and expensed services, which were incurred at a cost of $675,000. The Company reported an increase in the par value of its stock of $3,000 and additional paid in capital of $675,000 as a result of the transaction.

INTEREST AND INCOME TAXES PAID - During the eleven months ended December 31, 1998 and the years ended January 31, 1998 and 1997, the Company made income tax payments of $463,450, $6,230 and $1,115,851, respectively.

Interest paid for the eleven months ended December 31, 1998 and the years ended January 31, 1998 and 1997 was $172,035, $91,276 and $55,119, respectively.



         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Exigent International, Inc. (Exigent or the Company), a Delaware corporation, was formed on March 25, 1996 as a holding company. On January 30, 1997, it acquired all of the outstanding stock of Software Technology, Inc.
(STI) in exchange for stock of Exigent, the "Exchange". STI, therefore, became a wholly owned subsidiary of Exigent and was the consolidated group's (the "Company") only business operation at January 30, 1997. In March 1997, FotoTag, Inc. (FotoTag) was formed as a wholly owned subsidiary of Exigent. Exigent, from the date of formation through January 30, 1997, had no material activity other than arranging the Exchange.

STI, formed in 1978 in Florida, provides systems and software engineering services and commercial off the shelf products for real-time command, control, and data acquisition systems for government and industry throughout the U.S. STI also produces OS/COMET - a commercially available command and control development and support system.

FotoTag Inc., a Delaware corporation, was created as a subsidiary of Exigent in 1997 to provide the structure for concentration on tracking and control system solutions for international high technology applications. The subsidiary's first product, also called FotoTag(R), is used for tracking airport and airline passengers and their checked bags.

Middleware Solutions, Inc. ("MWare"), a Nevada corporation, was formed in 1998 to develop inexpensive, high-performance Message-Oriented Middleware products and distribute them directly to the end-user over the Internet. MWare products are characterized as "shrink-wrapped", meaning that they offer a complete solution to a given problem. The first product to be released by MWare is Interplay.

POOLING OF INTERESTS - On January 30, 1997, Exigent acquired STI in a business combination accounted for as a pooling of interests. STI became a wholly owned subsidiary of the Company through the exchange of 3,486,600 shares of Exigent's common stock and 697,320 shares of Exigent's Class A preferred stock for all of the outstanding stock and warrants of STI. The accompanying financial statements for the year ended January 31, 1997 have been prepared on the basis that the companies were combined for the full year.

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR - The financial statements for 1998 and 1997 include the twelve months of operations ended January 31, 1998 and 1997, respectively. During 1998 the Company changed its fiscal year end from January 31 to December 31. Accordingly, the financial statements for the period ended December 31, 1998 ("fiscal 1998B") include only eleven months of operations.

Comparative unaudited results of operations for the eleven months ended December 31, 1997 are as follows:

Total Revenue                                $32,766,371

Cost sales                                    25,229,859
G&A expenses                                   5,616,910
R&D expenses                                      16,767
                                      -------------------
Operating Income                               1,902,835

Interest income                                   31,845
Interest expense                                 (83,503)
Other income                                       2,026
                                      -------------------

Net income before taxes                        1,853,203
Income tax expense                               739,400
                                      -------------------

Net income                                   $ 1,113,803
                                      ===================

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE AND COST RECOGNITION - The Company recognizes revenues on time-and-material and cost-plus-fixed-fee contracts as time is expended and costs are incurred. The fee on cost-plus fixed fee contracts is recognized ratably over total costs as they are incurred. Revenues and costs from fixed price contracts are recognized on the percentage-of- completion method, measured by the percentage of total costs incurred to date to total estimated costs for each contract. This method is used because management considers total expended costs to be the best available measure of progress on these contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies, repairs, and depreciation costs.

Certain  general  and  administrative   expenses  (including  bid  and  proposal
expenses) allowable in accordance with U.S. Government procurement practices are included in contract costs because they are identifiable with contract revenue.

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

The Company sells a number of software products. Generally, revenue is recognized upon shipment of the software. After the sale, if significant obligations remain or significant uncertainties exist about customer acceptance of the software, revenue is deferred until the obligations are satisfied or the uncertainties are resolved. When collectibility of the receivable is in doubt, revenue is recognized under the installment method or cost recovery method. Revenue from software services is recognized as the services are provided.
Revenue from software maintenance contracts is recognized on a straight line basis over the life of the contract.

CASH EQUIVALENTS - For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

CONTRACT AND OTHER RECEIVABLES - The Company considers contract and other receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required.

DEPRECIATION - The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method; accelerated cost recovery system and the modified accelerated cost recovery system as appropriate.

AMORTIZATION - The costs of capitalized software development are amortized over their estimated useful lives of two years. Amortization is computed on the straight-line method. The Company periodically reviews the capitalized software development cost to ensure that future anticipated gross revenues related to the products exceeds the unamortized cost.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS - In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes the direct costs and allocated indirect expenses associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product's release, and research and development performed as contractual requirements are charged to operations.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is computed and presented in accordance with SFAS No. 128, "Earnings per Share".

NEW ACCOUNTING PRONOUNCEMENTS - The Company reviewed the application of SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and has determined that neither pronouncement is material to the Company's reported results or footnote disclosures. The Company does not have any material transactions to be reported under SFAS No. 130 and substantially all of its operations are in one business segment, the manufacture and sale of software products and services, with respect to the segment disclosure requirements of SFAS No. 131.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these instruments. The fair value of indebtedness approximates its carrying value and was determined using market interest rates for debt with similar maturities.

RECLASSIFICATION - Certain reclassifications have been made to reflect prior year amounts to current year presentation.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company places its temporary cash investments with a financial institution. The amount of credit exposure in excess of federally insured limits at December 31, 1998 and January 31, 1998 was $766,000 and $3,694,629,
respectively.

Most of the Company's revenues are derived primarily from products and services related to satellite command and control. Should the demand for such services take a substantial downturn and the number of satellites deployed is materially reduced, the Company's business opportunities would be limited significantly.

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

The Company recognizes revenue on certain contracts using the percentage-of-completion method, which is based upon total estimated costs for each contract. The estimate is subject to change as the work progresses on each contract.

STOCK BASED COMPENSATION - The Company follows APB 25 "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock based compensation rather than the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock-Based Compensation".

IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recovery would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to market value or discounted cash flow value is required.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997



NOTE 2 - ACCOUNTS RECEIVABLE

The following is a summary of accounts receivable:

                                         December 31,            January 31,
                                             1998                   1998
                                       -----------------      -----------------

Contract receivables                   $       1,784,205        $      2,482,463

Retainage receivable                              80,404                 229,954
Other receivables                                  9,163                  34,966
                                       ------------------       ----------------

Total accounts receivable              $       1,873,772        $      2,747,383
                                       =================        ================

The retainage receivable balance represents contracts, which provide for retainage provisions against billable amounts and are due upon completion of the contracts and acceptance by the customer.

The Company expects to collect all receivables within the next fiscal year.


NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                 December 31, January 31,              Estimated
                                -------------------------
                                  1998          1998                     Life
                                ---------      ----------            -----------

Furniture and equipment       $   879,960     $  585,663              3-8 years

Vehicles                           15,703         15,703                5 years
Computer equipment              4,823,732      4,607,879              3-5 years
Leasehold improvements            416,395         95,385               10 years
Capital leases                    129,919              -                5 years
                               -----------   -------------

  Total cost                    6,265,709     5,304,630

  Less accumulated
   depreciation                (3,982,347)   (3,135,923)
                              ------------  -------------

  Net property and equipment  $ 2,283,362   $ 2,168,707
                              ============= =============

Depreciation expense charged to general and administrative expense for the eleven months ended December 31, 1998, and the years ended January 31, 1998 and 1997 was $636,395, $394,116, and $131,535, respectively. Depreciation expense charged to applied overhead for the eleven months ended December 31, 1998, and the years ended January 31, 1998 and 1997 was $196,558, $359,528, and $306,916,
respectively. Depreciation expense charged directly to cost of sales in 1998B, 1998 and 1997 was $51,141, $213,077, and $308,044, respectively.

NOTE 4 - LINE OF CREDIT

On December 31, 1998, STI closed on a new $3,000,000 line of credit with a bank replacing a $1,800,000 line. As of December 31, 1998 and January 31, 1998, the outstanding draws against the lines were $1,811,093 and $0, respectively. The outstanding balances accrue interest at LIBOR plus 2.5% The interest rate at December 31, 1998 and January 31, 1998 was 7.56% and 8.25%, respectively. The line of credit requires that the Company maintain various financial covenants including leverage, working capital, current ratio and debt coverage requirements. Advances under the line of credit are based on a borrowing base computation. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

The weighted average interest rate on short-term borrowings during the periods ended December 31, 1998 and January 31, 1998 and 1997 were 7.56%, 8.25% and 8.50%, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                             December 31,           January 31,
                                               1998                    1998
                                            ----------            -------------

Accrued payroll taxes                      $     526,920            $  680,456

Accrued fringe benefits                        1,626,370             1,338,515
Accrued pension and profit sharing               270,910               343,064
Accrued ESOP payment                             101,735               137,225
Accrued severance pay                            103,428               265,000
Accrued 401K payable                              98,481               220,351
Other accrued expenses                             6,356               266,700
Accrued bonuses                                        -               150,000
                                          ---------------           ------------
Total accrued expenses                    $    2,734,200            $3,401,311
                                          ===============           ============

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


NOTE 6 - LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long term debt outstanding consists of the following:

                                                                                   December 31,              January 31,
                                                                                       1998                    1998
                                                                                ------------------      -------------------

Capital lease for furniture and fixtures payable to lessor in monthly
installments of $2,681 through August 1, 2003.                                        $121,161                  -

Note payable to bank in monthly installments of $17,038 through June 5, 2001 including interest at either the bank's prime rate or LIBOR plus 2.5%. The note is collateralized by all accounts 511,111 receivable, equipment, furniture and fixtures of STI.

Note payable to bank in monthly installments of $22,222, through                                                 -
August 15, 2000 including interest at the bank's prime rate plus
 .375%.  The note was paid in full in 1998.

Note payable to bank in monthly  installments of $22,222,  through  February 28,
1999 including interest at the bank's prime rate plus
 .375%.  The note was paid in full in 1998.                                            -


                                                                                                               688,889





                                                                                      -


                                                                                                               288,889

     TOTAL LONG-TERM DEBT                                                             632,272                  977,778
                                                                                 -----------------       ------------------
     Less: current portion of long-term  debt                                        (204,456)                 (511,111)

     TOTAL LONG-TERM DEBT, less current portion                                   $   427,816               $   466,667
                                                                                 =================        =================

Future maturities of long-term debt as of December 31, 1998 are as follows:

                                Amount
                            --------------

1999                        $ 204,456
2000                          204,456
2001                          180,088
2002                           25,963
2003                           17,309
                            $ 632,272
                            ==============

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


NOTE 7 - CLASS A PREFERRED STOCK

Each share of Class A preferred stock is convertible to a share of common stock at the option of the holder. Each share of Class A preferred stock participates equally with each share of common stock upon declaration of dividends and voting rights. Upon liquidation or dissolution, the Class A preferred stockholders are entitled to receive $2.50 per share prior to any distribution to holders of common shares. The Class A preferred shares are not subject to call or redemption. The dividends of the Class A preferred stock are noncumulative.

NOTE 8 - STOCK WARRANTS

Common stock warrants and related exercise prices have been adjusted, where applicable, to reflect the effects of the aforementioned common stock and warrant exchange.

On March 20, 1996, STI sold 174,996 ten-year capital stock purchase warrants to its financial advisors for one cent each to purchase 174,996 shares of STI's capital stock, for a fixed exercise price of $3 per share. The warrants were issued for services rendered in connection with the registration offer. STI determined the value of these warrants to be $17,497 and recorded this amount in general and administrative expenses in 1997.

On January 30, 1997, the Company issued common stock purchase warrants in the amount of 229,896 to participants of the Software Technology, Inc. Restated Employee Stock Ownership Plan and Trust; 240,378 to other affiliates of the Company and 174,996, in exchange for the STI warrants described previously, to a company engaged as a consultant. In addition, on January 30, 1997, the Company issued 425,000 warrants to Monogenesis Corporation for $4,250 in cash. Each warrant entitles the holder to purchase one share of Exigent's common stock at an exercise price of $3 per share. The terms of these warrants provide that they may be exercised during the period beginning January 30, 1997 and ending three years from that date.

Total warrants outstanding at December 31, 1998 and January 31, 1998 were 1,036,080 and 1,064,754, respectively. The warrants exercised during the eleven months ended December 31, 1998 and the year ended January 31, 1998 were 28,674 and 3,852, respectively. Additionally, at January 31, 1998, 1,664 warrants were canceled.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company has a defined contribution pension plan that covers substantially all employees who have met certain age and length of service requirements. Contributions to the plan were 10% of eligible compensation for fiscal 1998B and 1998 and 5% of eligible compensation for 1997. For fiscal 1998B, 1998, and 1997, the amount of pension expense was $1,763,632, $1,381,023, and $618,838, respectively.

The Company also sponsors a profit-sharing plan which allows substantially all full-time employees to defer compensation under Section 401(k) of the Internal Revenue Code and the employer to electively contribute to the plan. Employer contributions to the plan are made at the discretion of the Board of Directors. The employer contributions made to the plan for 1997 were $618,838. No contributions were made in fiscal 1998B and 1998.

NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP). Contributions to this plan are at the discretion of the Board of Directors. Full time employees who have attained the age of twenty-one (21) are eligible to participate in the plan. Contributions to the plan are allocated annually to eligible employees proportionate to their compensation, not including overtime and bonuses. Employee stock ownership plan contributions charged to operations and applied to overhead amounted to $0 and $692,241, respectively, for the eleven months ended December 31, 1998, $0 and $552,409, respectively, for the year ending January 31, 1998, and $0 and $247,535, respectively, for the year ending January 31, 1997. The ESOP had 1,891,694 and 2,056,142 shares of the total issued and outstanding stock, respectively, at December 31, 1998 and January 31, 1998.

Dividends paid on the ESOP shares, as well as other shares are considered to be reductions in retained earnings. The shares owned by the ESOP are considered to be outstanding shares and therefore included in the earnings per share calculation.

The plan acquired 93,833, 62,000, and 0 shares during the eleven months ended December 31, 1998 and years ended January 31, 1998 and 1997, respectively, from shareholders. Shares distributed from the plan as a result of termination of employment were 306,548, 51,174, and 0, during the eleven months ended December 31, 1998 and years ended January 31, 1998, and 1997, respectively. The shares' fair market value was determined based on the trading value of common shares of the Company at December 31, 1998 and January 31, 1998.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


NOTE 11 - LEASE OBLIGATIONS

Office space and equipment is leased under operating leases expiring in various years through 2007.

The Company's corporate headquarters are located in Melbourne, Florida. The Company is currently leasing a 29,000 square foot building pursuant to a ten-year lease, which will expire on December 1, 2005, and a 30,000 square foot building pursuant to a ten-year lease, which will expire on February 28, 2007. It has the right to renew the aforementioned leases for two additional five year terms and has an option to purchase the property which may be exercised during certain periods prior to the expiration of the fifth year and of the tenth year of the lease. The purchase price is the fair market value of the property determined by appraisal, but in no event less than the outstanding balance on the mortgage.

In addition to the corporate headquarters, the Company leases 15,296 square feet of space in Alexandria, Virginia which lease will expire August 31, 2003 (subject to the right to renew for up to three additional one year terms), approximately 2,494 square feet of space in Aurora, Colorado which lease will expire October 31, 1999, approximately 1,946 square feet in Colorado Springs, Colorado, which lease will expire July 1, 2000, another 1,935 square feet of space in LaPlata, Maryland which lease is currently renewed on a month-to-month basis, approximately 2,971 square feet of space in Mesa, Arizona which will expire November 30, 1999 and approximately 11,188 square feet in Chantilly, Virginia which lease will expire in November 30, 2003.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1998 for each of the next five years and in the aggregate are:

Year ending December 31:

1999                                                    1,423,941
2000                                                    1,298,855
2001                                                    1,245,804
2002                                                    1,028,722
2003                                                      921,732
Subsequent to 2003                                        699,354
                                                    ------------------

       Total minimum future rental payments          $  6,618,408
                                                     =================

Rent expense for the eleven months ended December 31, 1998 and the years ended January 31, 1998 and 1997 was $1,211,795, $830,609 and $649,638, respectively.
Rent expense was offset by sublease rental income for the years ended January 31, 1998 and 1997 of $15,064, and $66,655, respectively.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


NOTE 12 - ECONOMIC DEPENDENCY

The Company sold a substantial portion of its products and services to three major customers during the eleven months ended December 31, 1998 and years ended January 31, 1998 and 1997 in the Satellite Command and Control Industry.
Transactions with these major customers; a commercial customer, a government contractor and a group of U.S. Government agencies, consisted of the following:

Eleven months ended December 31, 1998                              Customer 1               Customer 2                Customer 3
-------------------------------------                         --------------------     ---------------------      -----------------

Revenues                                                      $   14,735,309             $  5,985,651                 $3,744,421

Accounts receivable - at year end                                    584,252                  416,524                     37,837
Costs and estimated earnings in excess of billings
on uncompleted contracts - at year end                             2,117,731                  297,137                    402,718

Billings in excess of costs and estimated earnings
on  uncompleted contracts - at year end                                  -                    (40,738)                  (172,235)


Year ended January 31, 1998                                       Customer 1                Customer 2               Customer 3
---------------------------                                   --------------------      --------------------      -----------------

Revenues                                                     $    11,700,279            $   11,435,270           $    5,157,842

Accounts receivable - at year end                                    913,281                   737,996                  642,109

Costs and estimated earnings in excess of billings
 on uncompleted contracts - at year end                            1,904,120                   623,662                  444,411

Billings in excess of costs and estimated earnings
on  uncompleted contracts - at year end                               -                      (363,766)                  (30,061)


Year ended January 31, 1997                                       Customer 1                Customer 2               Customer 3
---------------------------                                  --------------------      --------------------      -------------------

Revenues                                                     $    10,308,204          $      7,840,135            $   3,133,871

Accounts receivable - at year end                                  1,313,767                         -                  164,184

Costs and estimated earnings in excess of billings
  on uncompleted contracts - at year end                           1,753,614                 1,108,647                  415,899

Billings in excess of costs and estimated earnings
  on uncompleted contracts - at year end                             (54,673)                        -                 (173,823)

NOTE 13 - SOFTWARE DEVELOPMENT COSTS

Some software development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the eleven months ended December 31, 1998 and years ended January 31, 1998, and 1997 were $180,673, $47,854, and $239,986, respectively.

During the eleven months ended December 31, 1998 and years ended January 31, 1998, and 1997, $3,905,349, $1,149,685 and $556,167, respectively, of software development costs for computer software to be sold or otherwise marketed were capitalized. The amortization of costs related to computer software product development held for sale was $950,507, $304,397 and $108,757 for the eleven months ended December 31, 1998 and years ended January 31, 1998, and 1997, respectively.

NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes."

The components of the provision for income taxes are as follows:



                                                          Eleven months ended               Year ended
                                                            December 31,          January 31,          January 31,
                                                               1998                  1998                 1997
                                                          -----------------     ----------------      ---------------
Current expense (benefit)
     Federal                                              $    (444,000)         $         593,000      $    3,469

     State                                                     (154,000)                   150,000          12,239

Deferred tax expense
     Federal                                                    575,000                     63,765         124,000
     State                                                      203,000                     24,000          10,000
                                                          -----------------      ----------------       -------------
Total provision for income taxes                          $     180,000          $         830,765      $  149,708
                                                          =================      =================      =============

The following is a reconciliation of the provisions for income taxes to the expected amounts using the statutory rate:

                                                           Eleven months ended         Year ended January 31,
                                                             December 31,
                                                                 1998                   1998                   1997
                                                           -------------------     -----------------     ---------------
Expected statutory amount                                        34.0%                 34.0%                 34.0%
State income taxes                                                5.4                   4.6                  (3.7)
Nondeductible meals and entertainment                             4.2                    .6                  (2.1)
Tax penalties                                                     2.1                     -                     -
Nondeductible officers life insurance                             0.2                    .1                  (2.9)
Research and experimental credit                                (15.8)                  (.8)                 19.9
Nondeductible contributions                                        -                     .1                     -
Dividends - ESOP                                                   -                      -                  15.1
Public offering costs                                              -                      -                (107.0)
Other                                                              -                    (.4)                  2.2
                                                           ---------------     -----------------     ------------------
Actual tax provision                                             30.1%                 38.2%                (44.5)%
                                                           ===============     =================     ==================

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


NOTE 14 - INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:


                                             December 31,         January 31,
                                                  1998                1998
                                            --------------      --------------
Deferred tax assets
   Accrued vacation and sick pay             $    554,000        $   379,277

   NOL carryforwards                              337,000               -
   Tax credit carryforwards                       346,000               -
   Other                                            9,000               -
   Accrued severance pay                           32,000            90,519
   Revenue reserve                                    -              98,717
   Accrued incentive compensation                     -              58,069
   Deferred bid and proposal costs                    -              36,418
                                           --------------     ---------------
                                            $   1,278,000        $  663,000
                                           ==============     ===============
Deferred tax liabilities
    Depreciation                                 (304,000)          (38,060)
    Amortization                               (1,734,000)         (606,940)
                                          ---------------     ----------------
                                            $  (2,038,000)      $  (645,000)
                                          ================    ================

At December 31, 1998, the Company had net operating loss carryforwards of $872,000 expiring in 2018.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


NOTE 15 - STOCK OPTIONS

On June 11, 1997, the Company reserved 600,000 shares of Exigent's common stock for its nonqualified stock option plan (Plan 1NQ). The terms of these options provide that the options are exercisable on the date of grant and expire three years after the date the options were granted. Plan 1NQ is administered by the Company's CEO. Plan 1NQ gives broad powers to the CEO to administer and interpret the Plan, including the authority to select the individuals to be granted options and the particular form and conditions of each option granted. All options are granted at an exercise price of not less than 100% of the fair market value on the date of grant. Awards may be granted pursuant to Plan 1NQ through June 11, 2007. Plan 1NQ may be terminated earlier by the Board of Directors at its sole discretion.

On March 10, 1997, the Company reserved 200,000 shares of Exigent's common stock for its qualified incentive stock option plan (Plan 2Q). The terms of these options provide that the options are exercisable on the date of grant and expire three years after the date of grant. Plan 2Q is administered by the Company's CEO. Plan 2Q gives broad powers to the CEO to administer and interpret the Plan, including the authority to select the individuals to be granted options and the particular form and conditions of each option granted. All options are granted at an exercise price of not less than 100% of the fair market value at the date of grant. Awards may be granted pursuant to Plan 2Q through March 9, 2007. Plan 2Q may be terminated earlier by the Board of Directors at its sole discretion.

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

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997



NOTE 15 - STOCK OPTIONS (CONTINUED)


On April 4, 1998, the Company reserved 250,000 shares of common stock for a qualified non-officer stock option plan (Plan 4Q). The terms of these options provide that the options are exercisable on the date of grant and expire three years after the options were granted. Plan 4Q is administered by the Company's CEO. Plan 4Q gives broad powers to the CEO to administer and interpret the plan, including the authority to select the individuals to be granted options and the particular form and conditions of each option granted. Options granted are to be tied to the corporate financial performance goals of the officer's plan. All options are granted at an exercise price of not less than 100% of the fair market value on the date of grant of such option. Awards may be granted within 10 years from the date the plan is adopted. Plan 4Q may be terminated earlier by the Board of Directors at its sole discretion.

On May 8, 1998, the Company reserved 500,000 shares of Exigent's common stock for its nonqualified stock option plan (Plan 6NQ). The terms of these options provide that the options are exercisable on the date of grant and expire three years after the date the options were granted. Plan 6NQ is administered by the Company's CEO, except with respect to options granted to the CEO, in which case the Board of Directors of the Company shall administer the grants in accordance with the applicable approved Compensation Committee award program. Plan 6NQ gives broad powers to the CEO to administer and interpret the plan, including the authority to select the individuals to be granted options and the particular form and conditions of each option granted. All options are granted at an exercise price equal to the fair market value on the day of grant. Awards may be granted pursuant to Plan 6NQ through May 7, 2008. Plan 6NQ may be amended, modified or terminated earlier by the Board of Directors at its sole discretion.

On December 17, 1998, the Company reserved 2,500,000 shares of Exigent's common stock for an Omnibus Stock Option and Incentive Plan (the "Plan").
Implementation of the Plan is subject to shareholder approval. The Plan is administered by the Compensation Committee of the Board of Directors and subject to the recommendations of the CEO. The Plan gives broad powers to the Compensation Committee to administer and interpret the Plan, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each grant. The Plan sets forth automatic stock option grants to Independent Directors of the Board of Directors, whom are no longer participating in Non-Qualified Stock Option Plan 5NQ, a grant of 10,000 shares of stock on January 1 of each year, each such grant shall become exercisable at the rate of 2,500 shares per quarter, vesting on the last day of the quarter. Options will vest if an Independent Director is still serving on the Board of Directors at quarterly vesting date. The Committee may at any time discontinue granting awards under the Plan (except to Independent Directors). The Board of Directors may at any time, prospectively or retroactively, amend the Plan, including the provisions with respect to grants to Independent Directors, or for any purpose that may at the time be permitted by law, or may at any time terminate the Plan as to further grants of awards by law, or may at any time terminate the Plan as to further grants of awards.

All plans, with the exception of the Omnibus Stock Option and Incentive Plan, were approved by the shareholders at the June 30, 1998 Shareholders' Meeting.

Each plan noted above allows the plan administrator the discretion, to grant stock appreciation rights with each option granted. As of December 31, 1998, no stock appreciation rights had been granted.

At December 31,  1998,  there were 0, 1,912,  775,  2,486,  0, 0, and  2,102,523 additional shares available for grant under Plan 1NQ, Plan 2Q, Plan 3Q, Plan 4Q, Plan 5NQ, Plan 6NQ and the Omnibus Stock Option Plan, respectively. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during the eleven months ended December 31, 1998 and the year ended January 31, 1998, where exercise price equals the market price of the stock on the grant date was $1.57 and $0.86, respectively. No stock options were granted prior to fiscal 1998.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


NOTE 15 - STOCK OPTIONS (CONTINUED)

The following weighted average assumptions were used:

                                                             1998B         1998
                                                  ------------------------------
   Exercise price equal to market price
      on grant date                                         6.22%          6.21%
   Expected risk-free interest rate                         4.72           3.05
   Expected life in years                                     50%            50%
   Expected volatility                                      0.00%          0.00%
   Expected dividend yield



The Company applies APB Opinion No. 25 in accounting for its option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements for stock options granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                             1998B         1998
                                                  ------------------------------
   Net income (loss):                                     $ 418,160   $1,345,429
   As reported                                            $(552,077)  $  951,559
   Pro forma
   Earnings (loss) per share-diluted:
   As reported                                            $    0.08   $     0.29
   Pro forma                                              $   (0.11)  $     0.21

Stock option activity, during the periods indicated, is as follows:

                                           For the year ended December 31, 1998       For the year ended January 31, 1998
                                        --------------------------------------------------------------------------------------
                                                                Weighted Average                          Weighted Average
                                               Options           Exercise Price          Options           Exercise Price
                                        --------------------------------------------------------------------------------------
Outstanding - beginning of year                  726,350           $ 2.45                     -              $    -
Granted                                        1,522,854             3.30               836,400                2.32
Exercised                                       (149,050)            2.28               (73,800)               2.45
Forfeited                                        (20,700)            3.35               (36,250)               2.53
Outstanding - end of year                      2,079,454           $ 3.04               726,350              $ 2.45
                                        ======================================================================================
Exercisable at end of year                     1,380,594                                689,750

Weighted-average fair value of
    options granted during the year               $ 1.57                                 $ 0.86


At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.13 to $4.26 and 1.45 years to 7.90 years, respectively, with the weighted average at $3.04 and 4.25 years.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997


NOTE 16 - EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basis and diluted  earnings
(loss) per share:

                                                Eleven months ended          Year ended January 31,
                                                  December 31,
                                                      1998                1998            1997
                                                 -----------------   --------------   ------------
Numerator:
Net income (loss)                                $   418,160         $  1,345,429     $ (486,238)
Preferred stock dividends                                  -                    -              -
                                                 -----------         ------------     ------------
  Numerator for basic and diluted earnings
  per share - income available to common
  stockholders                                   $  418,160         $  1,345,429      $ (486,238)
                                                 ----------         ------------      -----------

Denominator:

Denominator for basic earnings per share -
  weighted-average shares                         4,034,039            3,787,639       3,642,514

Effect of dilutive securities:
  Convertible preferred stock                       632,041              695,899               -
  Stock options and warrants                        491,451              163,752               -

  Denominator for diluted earnings per share -
   adjusted weighted-average shares               5,157,531            4,647,290       3,642,514
                                                 ===========          ===========      =========

Basic earnings (loss) per share                  $     0.10          $      0.36      $    (0.13)
                                                 ===========         ============    ============

Diluted earnings (loss) per share                $     0.08          $      0.29      $    (0.13)
                                                 ===========         ============    =============


The effect of dilutive securities is not included in the computation for the year ended January 31, 1997 because to do so would be antidilutive.

Basic earnings (loss) per share was restated for the years ended January 31, 1998 and 1997 due to an error in the computation.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company has outstanding purchase commitments of $2,498,005 as of December 31, 1998. These represent outstanding purchase orders for which neither the item nor invoice has been received.

NOTE 18 - RELATED PARTY

STI issued 29,161 warrants of STI on March 20, 1996 to a company for which one of the directors of STI provided consulting services. The STI warrants were converted into Exigent warrants on January 30, 1997 (see Note 8). Consulting fees paid by STI to this company for the years ended January 31, 1998 and 1997 were $45,485 and $94,620, respectively.

During fiscal year 1997, the director discussed above was also Secretary of Monogenesis and Chairman and controlling shareholder of another company that received shares of the stock of the Company from Monogenesis. On January 31, 1998, this director's services were terminated and on March 23, 1998 he resigned from the Board.

Exigent paid $38,603 in consulting fees during the eleven months ended December 31, 1998 to a director of Exigent for consulting services.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1998 AND YEARS ENDED
                            JANUARY 31, 1998 AND 1997



Note 19 - Quarterly Financial Information (unaudited)

                                                                                                    Two months
                                                              Quarter ended                             ended
                                        --------------------------------------------------------
Eleven months ended December 31, 1998       30-Apr-98           31-Jul-98          31-Oct-98          31-Dec-98
                                        ------------------   ----------------   ----------------   ----------------
Revenue                                     $ 7,685,375        $ 8,811,196        $ 9,361,584        $ 5,280,928
Income (loss) before income taxes               161,751            380,734            122,420            (66,745)
Net income                                       97,618            227,949             73,479             19,114
Basic earnings per share                           0.02               0.05               0.02               0.00
Diluted earnings per share *                       0.02               0.04               0.01               0.00
Market price per share
     High                                          4.25               6.19               4.47               4.25
     Low                                           2.94               3.88               2.88               2.44

*  Due to rounding Diluted earnings per share does not tie to the sum of the quarters

                                                                   Quarter ended
                                  ---------------------------------------------------------------------------
                                     30-Apr-97           31-Jul-97          31-Oct-97          31-Jan-98
                                  ------------------   ----------------   ----------------   ----------------
Year ended January 31, 1998
Revenue                             $ 8,114,034        $ 8,657,569        $ 9,140,753        $ 9,836,363
Income before income taxes              485,798            577,089            444,399            668,908
Net income                              288,548            359,209            271,464            426,208
Basic earnings per share                   0.06               0.08               0.06               0.16
Diluted earnings per share                 0.06               0.08               0.06               0.09
Market price per share
     High                                  4.50               2.88               4.38               4.38
     Low                                   2.00               2.00               2.13               2.75

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

         On March 18, 1998, the Board of Directors of the Company approved changing the Company's certifying accountant to Ernst & Young LLP. The change was effective for the fiscal year ended December 31, 1998. The certifying accountant for the previous years and the fiscal year ended January 31, 1998, Hoyman, Dobson & Company, P.A., continues to provide various accounting services to the Company and its subsidiaries. The change was made because the new certifying accountant has greater national resources to serve the Company's growing needs.

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


PART III

Item 10.  Directors and Executive Officers of the Registrant

         "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 (the "1999 Proxy Statement") are hereby incorporated by reference.

Item 11.  Executive Compensation

         "Compensation  of  Executive  Officers"  and  "Compensation   Committee
Interlocks and Insider Participation" in the 1999 Proxy Statement are hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          "Principal Stockholders" in the 1999 Proxy Statement is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

         "Certain Relationships and Related Transactions" in the 1999 Proxy Statement is hereby incorporated by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements (See Item 8 of this Report) Reports of Independent Auditors - March 12, 1999 and April 4, 1998 Consolidated Balance Sheets - December 31, 1998 and January 31, 1998 Consolidated Statements of Operations - For the Eleven Months Ended December 31, 1998, and the Years ended January 31, 1998 and 1997 Consolidated Statements of Stockholders' Equity - For the Eleven Months Ended December 31, 1998, and Years Ended January 31, 1998 and 1997 Consolidated Statements of Cash Flows - For the Eleven Months Ended December 31, 1998, and Years Ended January 31, 1998 and 1997 Notes to Financial Statements For the Eleven Months Ended December 31, 1998, and Years Ended January 31, 1998 and 1997

(2)       None

(3)       Exhibits Index

Exhibit   Number Exhibit


2.1 Stock Purchase Agreement and Plan of Reorganization (including all Schedules except 1.1) (1)

2.2       Amendment to Stock Purchase Agreement and Plan of Reorganization (2)

3.1 Second Amended and Restated Certificate of Incorporation of Exigent International, Inc. (3)

3.2       Amended and Restated Bylaws of Exigent International, Inc. (4)

4 Form of Rights Agreement between Exigent International, Inc. and Reliance Trust Company (Rights Agent) dated as of October 27, 1998 (5)

10.1      Agreement between Exigent International, Inc. and Transfer Agent (6)

10.2 Common Stock Purchase Warrant Agreement between Exigent International, Inc. and Warrant Agent (7)

10.3 Contract between Motorola, Inc. Government and Systems Technology Group, Satellite Communications Division and Software Technology, Inc.
          (8)

10.4 Contract between Naval Research Laboratory and Software Technology, Inc. dated April 30, 1998 (9)

10.5 Subcontract/Purchase Order between Lockheed-Martin Federal Systems Company and Software Technology, Inc. (10)

10.6      Purchase Orders from Allied Signal Technical Services Corporation (11)

10.7 Lease Agreement, dated May 14, 1993, between Henderson Evans, L.C. and Software Technology, Inc. (12)

10.8 Lease Agreement, dated March 31, 1997, between Henderson Comet, L.C. and Software Technology, Inc. (13)

10.9 Agreement of Lease, dated August 15, 1994, between Alexandria South Associates, L.P. and Software Technology, Inc. (14)

10.10 Addendum Number One to Agreement of Lease, dated September 1, 1998, between Hunting Creek, LLC and Software Technology, Inc.

10.11     Incentive Stock Option Plan 1Q (nonqualified) (15)

10.12     Independent Director Stock Option Plan (5NQ) (16)

10.13     Employment   Agreement   dated   June   11,   1997   between   Exigent
          International, Inc. and Jeffrey C. Clift (17)

10.14     Employment   Agreement   dated   June   11,   1997   between   Exigent
          International, Inc. and William K. Presley (18)

10.15     Employment   Agreement   dated   June   11,   1997   between   Exigent
          International, Inc. and Bernard R. Smedley (19)

10.16     Employment   Agreement   dated   June   11,   1997   between   Exigent
          International, Inc. and Don F. Riordan, Jr. (20)

10.17 Confidential Release and Waiver Agreement between Daniel J. Stark and Exigent International, Inc. dated August 11, 1998 (21)

10.18 Loan Agreement, dated December 31, 1998, between Software Technology, Inc. and the Huntington National Bank

10.19 Unlimited Continuing and Unconditional Guaranty, dated December 31, 1998, between Exigent International, Inc. and the Huntington National Bank

10.20     Deed  of  Lease   Agreement,   dated   September   4,  1998,   between
          Massachusetts Mutual Life Insurance Company and Software Technology, Inc.

10.21     Amendment to Employment Agreement, dated May 13, 1998, between Bernard
          R. Smedley and Exigent International, Inc.

10.22 Amendment to Employment Agreement, dated September 14, 1998, between Bernard R. Smedley and Exigent International, Inc.

10.23 Amendment to Employment Agreement, dated October 27, 1998, between Bernard R. Smedley and Exigent International, Inc.

10.24 Employment Agreement, dated December 17, 1998, between Jeffrey B. Weinress and Exigent International, Inc.

10.25 Form of Employment Agreement for selected employees of Exigent International, Inc.

10.26 Amendment to Employment Agreement, dated May 13, 1998, between Don F. Riordan, Jr. and Exigent International, Inc.

10.27 Amendment to Employment Agreement, dated September 14, 1998, between Don F. Riordan, Jr. and Exigent International, Inc.

10.28     Amendment to Employment Agreement, dated October 27, 1998, between Don
          R. Riordan, Jr. and Exigent International, Inc.

10.29     Amendment to Employment Agreement, dated May 13, 1998, between William
          K. Presle and Exigent International, Inc.

10.30 Amendment to Employment Agreement, dated September 14, 1998, between William K. Presley and Exigent International, Inc.

10.31 Amendment to Employment Agreement, dated October 27, 1998, between William K. Presley and Exigent International, Inc.

10.32     Incentive Stock Option Plan 3Q (23)

10.33     Incentive Stock Option Plan 4Q (24)

10.34     Stock Option Plan 6NQ (25)

10.35     The Software Technology, Inc. Restated Employee Stock Ownership Plan

16        Letter re Change in Certifying Accountant (22)

21        Subsidiaries

27        Financial Data Schedule

          (1) Exhibit 2 to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997.*

          (2) Exhibit 2(ii) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997*

          (3)       Exhibit 3.1 to Form 10-Q filed on September 14, 1998.*

          (4)       Exhibit 3.2 to Form 10-Q filed on September 14, 1998.*

          (5)       Exhibit  4.1 to Form 8-K and to Form 8-A filed  November  3,
                    1998.*

          (6) Exhibit 10(i) to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997.*

          (7) Exhibit 10(ii) to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997.*

          (8) Exhibit 10(iii) to Pre-Effective Amendment No. 2 and Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997.*

          (9)       Exhibit 10.17 to Form 10-Q filed June 12, 1998.*

          (10) Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997.*

          (11) Exhibit 10(vi) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997.*

          (12)      Exhibit 10.8 to Form 10-K filed on April 30, 1998.*

          (13)      Exhibit 10.9 to Form 10-K filed on April 30, 1998.*

          (14)      Exhibit 10.10 to Form 10-K filed on April 30, 1998.*

          (15) Exhibit 4 to Form 8-K filed on October 27, 1997 and to Form S-8 filed on October 27, 1997.*

          (16) Exhibit 4 to Form 8-K filed on March 30, 1998 and to Form S-8 filed on April 1, 1998.*

          (17)      Exhibit 10.13 to Form 10-K filed on April 30, 1998.*

          (18)      Exhibit 10.14 to Form 10-K filed on April 30, 1998.*

          (19)      Exhibit 10.15 to Form 10-K filed on April 30, 1998.*

          (20)      Exhibit 10.16 to Form 10-K filed on April 30, 1998.*

          (21)      Exhibit 10 to Form 10-Q filed December 15, 1998.*

          (22)      Exhibit 16 to Form 8-K filed on March 30, 1998.*

          (23)      Exhibit  4 to Form 8-K and to Form S-8 filed on  January  2,
                    1998.*

          (24)      Exhibit  4 to Form  8-K and to Form S-8  filed on April  21,
                    1998.*

          (25)      Exhibit  4 to  Form  8-K and to Form  S-8  filed  on May 21,
                    1998.*

          *         Incorporated by reference

          (b)       Reports on Form 8-K:

                    Form 8-K was  filed on March  30,  1998 to  report  (1) that
                    Software  Technology,   Inc.  was  awarded  a  contract  for
                    approximately $61.5M, (2) that Scott Bradford Helm was appointed to serve on the Company's Board of Directors, and
                    (3) the Company's adoption of a stock option plan for employees of Exigent and its subsidiaries (Plan 6NQ).

                    Form 8-K was filed on April 21, 1998 to report the Company's adoption of a stock option plan for its employees (Plan 4Q).

                    Form 8-K was filed on May 21, 1998 to report (1) a change of certifying public accountants, and (2) the Company's adoption of a stock option plan for nonemployee directors (Plan 5NQ).

                    Form 8-K was filed on November 3, 1998 to report the adoption of a Shareholders Rights Plan.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exigent International, Inc.



March 31, 1999                       By:/s/ Bernard R. Smedley
------------------------                ----------------------------------------
Date                                    Bernard R. Smedley, Chief Executive
                                         Officer



March 31, 1999                       By: /s/ Jeffery B. Weinress
------------------------                ----------------------------------------
Date                                    Jeffery B. Weinress, Senior Vice
                                          President, Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 1999                      By: /s/ Bernard R. Smedley
------------------------                ----------------------------------------
Date                                    Bernard R. Smedley, Director



March 31, 1999                       By: /s/ Arthur H. Collier
------------------------                ----------------------------------------
Date                                    Arthur H. Collier, Director


March 31, 1999                       By:/s/ Scott Helm
------------------------                ----------------------------------------
Date                                    Scott Helm, Director



March 31, 1999                       By:/s/ Robert M. Janowiak
------------------------                ----------------------------------------
Date                                    Robert M. Janowiak, Director



March 31, 1999                      By: /s/ William K. Presley
------------------------                ----------------------------------------
Date                                    William K. Presley, Director



March 31, 1999                      By: /s/ Don F. Riordan, Jr.
------------------------                ----------------------------------------
Date                                    Don F. Riordan, Jr., Director



March 31, 1999                      By: /s/ Daniel J. Stark
------------------------                ----------------------------------------
Date                                    Daniel J. Stark, Director