Form 10-Q
period 1999-03-31
EXIGENT INTERNATIONAL INC
filed 1999-05-12
CIK 1015854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               [X] For the Quarterly Period Ended: March 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     The number of shares outstanding of the registrant's common stock, $.01 par value, on March 31, 1999 was 4,193,753.

                           EXIGENT INTERNATIONAL, INC.

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX



PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.                                              Page

          Consolidated Balance Sheets as of March 31, 1999
           and December 31, 1998                                               3

          Consolidated Statements of Income for the Three Months
           Ended March 31, 1999 and April 30, 1998                             5

          Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1999 and April 30, 1998                      6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                          9

Item 3.   Quantitative and Qualitative Disclosure of Market Risk              15

PART II - OTHER INFORMATION

Item 5.   Other Information.                                                  16

Item 6.   Exhibits and Reports on Form 8-K.                                   16

Signatures                                                                    17

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                          EXIGENT INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                March 31, 1999      December 31,
                                                  (unaudited)          1998
                                                --------------      ------------

CURRENT ASSETS
   Cash and cash equivalents                     $   903,126         $   429,970
   Accounts receivable, pledged                    3,032,345           1,873,772
   Costs and estimated earnings in excess of
     billings on uncompleted contracts, pledged    5,025,776           5,072,788
   Prepaid expenses                                  167,404              10,677
   Deferred income taxes                             595,000             595,000
   Income taxes receivable                           843,938             843,938
                                                 -----------         -----------
   TOTAL CURRENT ASSETS                           10,567,589           8,826,145
                                                 -----------         -----------

PROPERTY AND EQUIPMENT
   Cost                                            6,330,011          6,265,709
   Accumulated depreciation                       (4,222,093)        (3,982,347)
                                                 -----------         -----------
   NET PROPERTY AND EQUIPMENT                      2,107,918          2,283,362
                                                 -----------         -----------

OTHER ASSETS
   Software development costs, net of
     accumulated amortization                      4,845,830           4,463,729
   Deposits                                           71,420              74,179
   Cash surrender value of life insurance             17,028              17,028
                                                 -----------         -----------
   TOTAL OTHER ASSETS                              4,934,278           4,554,936
                                                 -----------         -----------
   TOTAL ASSETS                                  $17,609,785         $15,664,443
                                                 ===========         ===========



                             See accompanying notes.

                          EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                March 31, 1999      December 31,
                                                  (unaudited)          1998
                                                --------------      ------------

CURRENT LIABILITIES
   Line of credit                                $ 2,511,093         $ 1,811,093
   Accounts payable                                  263,090             227,750
   Accrued expenses                                2,989,541           2,734,200
   Billings in excess of costs and estimated
     earnings on uncompleted contracts               841,149             270,418
   Income taxes payable                              107,785               5,098
   Current portion, long-term debt                   204,456             204,456
                                                 -----------         -----------
   TOTAL CURRENT LIABILITIES                       6,917,114           5,253,015
                                                 -----------         -----------

LONG-TERM LIABILITIES
   Long-term debt, less current portion              373,646             427,816
   Deferred income taxes                           1,355,000           1,355,000
   Other liabilities                                      44                  44
                                                 -----------         -----------
   TOTAL LONG-TERM LIABILITIES                     1,728,690           1,782,860
                                                 -----------         -----------
   TOTAL LIABILITIES                               8,645,804           7,035,875
                                                 -----------         -----------

STOCKHOLDERS' EQUITY
   Class A Preferred Shares, $.01 par value
     5,000,00 shares authorized 609,882 issued
     and outstanding and $2.50 per share
     liquidation/dissolution preference                6,099               6,099
   Common Shares, $.01 par value, 30,000,000
     shares authorized, 4,193,753 and 4,130,103
     issued and outstanding at March 31, 1999 and
     December 31, 1998, respectively                  41,937              41,301
   Paid in capital                                 2,193,526           2,012,780
   Retained earnings                               6,722,419           6,568,388
                                                 -----------         -----------
   TOTAL STOCKHOLDERS' EQUITY                      8,963,981           8,628,568
                                                 -----------         -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $17,609,785         $15,664,443
                                                 ===========         ===========


                             See accompanying notes.

                          EXIGENT INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   For the three months ended
                                                March 31, 1999    April 30, 1998
                                                 (unaudited)       (unaudited)
                                                --------------    --------------

REVENUES                                         $ 9,090,881        $ 7,685,375
COST OF SALE                                       6,698,052          6,054,795
                                                 -----------         -----------
GROSS PROFIT                                       2,392,829          1,630,580

GENERAL AND ADMINISTRATIVE EXPENSES                2,132,500          1,413,208
RESEARCH AND DEVELOPMENT COSTS                         8,881             48,266
                                                 -----------         -----------
OPERATING INCOME                                     251,448            169,106
                                                 -----------         -----------

OTHER INCOME (EXPENSE)
   Interest income                                    11,291              8,609
   Interest expense                                   (7,482)           (15,964)
   Other, net                                          1,461                  -
                                                 -----------         ----------
TOTAL OTHER INCOME (EXPENSE)                           5,270             (7,355)
                                                 -----------         ----------
INCOME BEFORE INCOME TAXES                           256,718            161,751

INCOME TAX EXPENSE                                   102,687             64,133
                                                 -----------         ----------
NET INCOME                                           154,031             97,618
                                                 ===========         ==========

EARNINGS PER SHARE - BASIC                       $      0.04         $     0.02
                                                 ===========         ==========

EARNINGS PER SHARE - DILUTED                     $      0.03         $     0.02
                                                 ===========         ==========


                             See accompanying notes.

                          EXIGENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the three months ended
                                                March 31, 1999    April 30, 1998
                                                  (unaudited)       (unaudited)
                                                --------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $   154,031         $   97,618
                                                 -----------         ----------
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization                      702,533            351,974
   Changes in operating assets and liabilities:
     Accounts receivable                          (1,158,573)           889,700
     Costs and estimated earnings in excess
       of billings on uncompleted contracts           47,012         (1,087,658)
     Prepaid expenses                               (156,727)               375
     Deposits                                          2,759             (5,405)
     Accounts payable                                 35,340           (333,024)
     Accrued expenses                                255,341            269,521
     Billings in excess of costs and estimated
       earnings on uncompleted contracts             570,731           (702,700)
     Income taxes payable                            102,687           (184,637)
                                                 -----------         ----------
Total adjustments                                    401,103           (801,854)
                                                 -----------         ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     555,134           (704,236)
                                                 -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisition of capital assets       (64,302)          (321,176)
   Cash paid for capitalized software development   (844,888)        (1,376,710)
                                                 -----------         ----------
NET CASH USED BY INVESTING ACTIVITIES               (909,190)        (1,697,886)
                                                 -----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit               700,000                  -
   Principal payments on long-term debt              (54,170)          (133,334)
   Proceeds from exercise of stock options and
     warrants                                        181,382            167,238
                                                 -----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            827,212             33,904
                                                 -----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        473,156         (2,368,218)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       429,970          3,640,508
                                                 -----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $   903,126         $1,272,290
                                                 ===========         ==========


                             See accompanying notes.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three month periods ended March 31, 1999 and April 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Exigent International, Inc.'s ("Exigent's" or the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain prior period amounts have been restated to correspond to the current period presentation.

NOTE 2 - FISCAL YEAR CHANGE

The Company changed its fiscal year to correspond with a calendar year end, effective December 31, 1998. Previously, the Company had a January 31 year-end. The current fiscal quarter is therefore compared to the three months ended April 30, 1998.

NOTE 3 - LINE OF CREDIT

Software Technology, Inc. ("STI"), Exigent's primary subsidiary, had a $3,000,000 line of credit available from a bank as of March 31, 1999 and December 31, 1998. The line of credit note bears interest on the unpaid principal balance at a rate per annum equal to the bank's prime rate or LIBOR plus 2.5%. As of March 31, 1999 and December 31, 1998, the outstanding draws against the line were $2,511,093 and $1,811,093, respectively. The interest rate at March 31, 1999 and December 31, 1998 was 7.43% and 7.56%, respectively. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

The weighted average interest rate on short-term borrowings during the period ended March 31, 1999 was 7.43%.

NOTE 4 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and April 30, 1998:

                                                   For the three months ended
                                                March 31, 1999    April 30, 1998
                                                --------------     ------------

Numerator:
Net income (numerator for basic and
 diluted earnings per share)                     $   154,031         $   97,618
                                                 ===========         ==========

Denominator:
 Denominator for basic earnings per share-
  weighted average common shares                   4,167,878          3,944,694
Effect of dilutive securities:
  Convertible preferred stock                        609,882            658,777
  Stock options and warrants                         653,915            337,957
                                                 -----------          ---------

Denominator for diluted earnings per share-
  adjusted weighted average shares                 5,431,675          4,941,428
                                                 -----------          ---------
Basic earnings per share                         $      0.04         $     0.02
                                                 ===========         ==========
Diluted earnings per share                       $      0.03         $     0.02
                                                 ===========         ==========


Basic earnings per share for the three months ended April 30, 1998 was restated due to an error in computation.

NOTE 5 - STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the three months ended March 31, 1999 are as follows:

                                                                                        Additional
                                           Common Stock            Class A Preferred      Paid in      Retained
                                       Shares         Amount       Shares     Amount      Capital       Earnings     Total
                                       -----------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1998             4,130,103   $   41,301      609,882   $    6,099   $2,012,780   $6,568,388   $8,628,568
Exercise of convertible securities       63,650          636         --           --        180,746          --       181,382
Net income                                                                                               154,031      154,031
                                     ----------------------------------------------------------------------------------------
BALANCE MARCH 31, 1999                4,193,753   $   41,937      609,882   $    6,099   $2,193,526   $6,722,419   $8,963,981
                                     ========================================================================================

Class A Preferred Stock converts 1:1 to Common Stock and has no preferential treatment except for a liquidation preference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of (i) the consolidated financial condition as of March 31, 1999 as compared with the fiscal year ended December 31, 1998; and (ii) the consolidated results of operations for the three months ended March 31, 1999 and April 30, 1998, of Exigent and its subsidiaries:
Software Technology, Inc. ("STI"), FotoTag, Inc. ("FotoTag") and Middleware Solutions, Inc. ("M/Ware"). This discussion should be read together with Exigent's Form 10-K for the fiscal year ended December 31, 1998.

General. In 1994, STI obtained its first significant commercial contracts from Motorola, Inc. to provide satellite ground station software for a constellation of satellites that will provide a direct link with portable handsets for worldwide telephone service (the "Iridium" system). The Motorola multi-year contract allowed STI to leverage its technology into the commercial arena. In 1996, STI was awarded a contract to provide similar software for the Global Positioning Satellite (GPS) System. With these two contracts, STI is involved in two premier satellite endeavors and numerous proprietary ones.

Although the recent quarters reflect a lull in the Company's commercial satellite business, the Company continued to invest during these periods in the advanced features for its OS/COMET(R) basic product as well as the next generation NT version of OS/COMET. This investment has started to pay off with the award of DataLynx, a commercial satellite project with Allied Signal Technical Services for the Telemetry, Command and Control for the control center and ground stations of the DataLynx Project and the delivery of Calypso Pro(TM), a NT product, to a government customer in the first quarter of 1999. In addition, the Company continues to invest in its strategic alliance with Motorola for the Teledesic effort, with an anticipated start in the second or third quarter of 1999.

STI has invested in excess of $6,000,000 over the last three years in its premier software product OS/COMET. This investment facilitated the significant contract awards that management believes would have been otherwise unattainable. Continued expenditures for development of new products is expected, and the Company has recently been heavily involved in developing proposals for new commercial satellite constellations.

STI's government business continues at a strong pace with orders coming in from both existing and new customers. The backlog as of March 31, 1999 for commercial and government contracts was $55,195,058, of which $49,293,064 is unfunded. The award of DataLynx represents a significant new commercial win for the Company, representing software product sales in excess of $500,000 and a major role in this new commercial venture.

Exigent has completed development of its commercial software product, FotoTag(R), and invested approximately $1,100,000 over the past three fiscal years for this product development. Management continues the marketing and promotion of this product. FotoTag is currently being marketed worldwide to address the growing need for airport security and baggage and passenger reconciliation products.

The Company's new subsidiary, M/Ware, has been organized expressly for the development and distribution of "shrink-wrapped" middleware software, including Interplay(TM), and certain other products.

The Company believes that its investments in OS/COMET and its product family, including Pluto(TM), Calypso(TM), Calypso Pro, the Integrated Control Center
(ICC)(TM) and OS/COMET Solo(TM), the Active Tracking Engine (ATE), FotoTag and Interplay has positioned the Company well for the remainder of 1999 and beyond.

Liquidity. As of March 31, 1999, Exigent's ratio of current assets to current liabilities decreased to 1.5 from 1.7 at December 31, 1998. This decrease was due largely to a $700,000 draw down on the Company's line of credit to finance a $1,158,573 increase in accounts receivable over the three months. The sources and uses of cash are explained in detail below.

Exigent's cash portfolio (cash and cash equivalents) increased $473,156 during the three months ended March 31, 1999. The increase was due to cash provided by operating activities of $555,134, cash used in investing activities of $909,190 and cash provided by financing activities of $827,212. The increase in cash from operating activities from December 31, 1998 to March 31, 1999 was primarily the result of the sale of Company products in both the commercial as well as the government sector of the business and an improvement in the payment cycle on government projects. During this time, the Company invested approximately $300,000 in the ongoing support of the strategic agreement with Motorola, Inc. SATCOM projects. This investment is intended to help position Exigent for sales to future commercial satellite projects. By comparison, Exigent's cash portfolio decreased $2,368,218 for the three months ended April 30, 1998. The decrease was due to cash used by operating activities of $704,236, cash used in investing activities of $1,697,886 and cash provided by financing activities of $33,904.

In the three months ended March 31, 1999, Exigent acquired $64,302 of capital assets compared to $321,176 in the three months ended April 30, 1998. Capital needs are expected to continue, but cannot be quantified at this time, as Exigent intends to remains current with computing technologies. This expansion will be funded in part through operating leases set up with external leasing companies. Currently, the Company has a lease line of credit through Oliver-Allen Corporation with a funding limit of $770,000. The leases will extend for a period of three years from each draw against the funding limit. Through the three-month period ended March 31, 1999, Exigent had drawn down approximately $307,013 against this lease line of credit. An increase to the lease line is currently being discussed to finance future needs.

During the last three fiscal years the Company has made substantial investments in the development of software products. The investments made for the three months ended March 31, 1999 were significant but reduced from the prior year as the Company rolled out several new products. In the three months ended March 31, 1999 and April 30, 1998, Exigent spent $844,888 and $1,376,710, respectively, in capitalized software development costs primarily related to several products. The decrease in the first three months of fiscal year 1999 resulted from the completion and rollout of product additions for the OS/COMET product family including Pluto, Calypso and the Integrated Control Center (ICC). The
development of its newest product, Interplay, is ongoing with an expected completion date in the second quarter of 1999. M/Ware was organized expressly for the development and distribution of "shrink-wrapped" middleware software and certain other products. M/Ware will be responsible for Interplay as well as other products. Investment in capitalized software development is expected to continue at least through the second quarter at current levels.

As of March 31, 1999, Exigent had cumulatively borrowed $2,511,093 under the line of credit to fund its operations. The Company reduced long-term debt by $54,170 during the three months ended March 31, 1999 to $373,646 at March 31, 1999. Management believes existing cash, funds generated by operations, and the available line of credit will be sufficient to fund Exigent's current operating requirements at least through the fiscal year ending December 31, 1999. Additional funds may be required to fulfill the development schedule for new Exigent products and to finance any acquisitions. The Company is currently in discussions with several institutions to obtain financing to enhance product development requirements and implement the Company's strategic plan. There can be no assurance that definitive arrangements relating to this funding will be entered into on acceptable terms. Should such financing not be available, the Company will prioritize its future development projects accordingly.

Results of Operations for the three months ended March 31, 1999 and April 30, 1998. Sales for the three months ended March 31, 1999 were $9,090,881, compared with $7,685,374 for the three months ended April 30, 1998, an increase of 18.3%, with the mix of government and commercial sales having changed significantly. The breakdown between government and commercial sales for each of the three-month periods is as follows:

                     March 31, 1999                    April 30, 1998
                    ----------------                  ----------------
  Government          $7,564,444         83%            $5,449,707         71%
  Commercial           1,526,437         17%             2,235,667         29%
                       ---------        ---             ----------        ---
                      $9,090,881        100%            $7,685,374        100%
                      ==========        ====            ==========        ====

This revenue mix is expected to move back to a higher percentage of commercial sales following the award of new commercial satellite projects.

Cost of sales as a percentage of revenue from services for the three months ended March 31, 1999, at 78%, was fairly consistent with the percentage for the three months ended April 30, 1998, at 79%.

Gross profit was up significantly at $2,392,829 (26.3% of sales) compared to $1,630,580 (21.2% of sales) for the three months ended March 31, 1999 and April 30, 1998, respectively. This increase in gross profit was primarily the result of a significant increase in product sales.

General and administrative expenses for the three months ended March 31, 1999 were $2,132,500, 50.9% or $719,292 greater than expenses of $1,413,208 for the three months ended April 30, 1998. This increase was due primarily to the presentation of the data for the quarter ended April 30, 1998. In 1998 both revenue and expenses were presented using government approved projected rates and in 1999 both are presented using actual expenses. After adjusting the general and administrative expenses for the three months ended April 30, 1998 to the same basis used for the three months ended March 31, 1999, the actual increase was $335,133. This increase arose from an increase in marketing expenses of $115,000 resulting from the release of three new products (OS/ICC, Calypso and Pluto) and attendance at four tradeshows, including the largest of the year, Satellite '99. This concentration of tradeshows during the first quarter of the year was anticipated and is not expected to continue through the remaining nine months at this rate. In addition, there was an increase in professional fees of $35,000 associated with nonrecurring legal expenses and an $85,000 increase in depreciation expense associated with the capital investment in connection with facility renovations.

Research and development expenses for the three months ended March 31, 1999 were significantly reduced from the first quarter of last year as the Company concentrated on completing the development of several new products. Research and development expenses are expected to increase during the second and third quarters of 1999 as the Company begins the research required for its next generation product.

Net income increased significantly at $152,031 (1.7% of sales) for the three months ended March 31, 1999 versus $97,618 (1.3% of sales) for the three months ended April 30, 1998. This increase was again due to the increase in product sales. The award and start-up of the new DataLynx project had the largest impact on the product sales for the quarter, with delivery and acceptance of Company software products in excess of $500,000. In addition, the delivery of the new Calypso product to a government customer generated approximately $187,500 of product revenue.

OUTLOOK

General and administrative expenses are expected to stabilize at current levels as the current staffing has positioned the Company to grow and support an increased volume of business and employees. In addition, the current level of expenditures included the cyclical cost associated with the concentration of four trade shows in February and March 1999.

The Company made several minor changes in its employee benefits package during the quarter ended March 31, 1999. Management believes that the benefits offered by Exigent remain above the level of its competition and should help to retain existing employees and to attract new employees. Overhead costs for benefits are expected to decrease as a percentage of total labor for the fiscal year ending December 31, 1999 as compared to the eleven months ended December 31, 1998 with the changes made in the benefits offered. Management believes that it is important to maintain the benefits at the current level, but to do so and hold costs stable in the face of the increasing cost of health care will be a management challenge.

The Company's current long-term business plan is to seek opportunities for growth and diversification of its product and service offerings through internal growth and acquisitions. To implement its long-term growth strategy, the Company may need to raise capital through private or public debt and/or equity financing(s). The Company's application to the NASDAQ Stock Market for listing on the NASDAQ SmallCap Market was approved during the first quarter and trading in both the Company Common Stock and Warrants began on March 1, 1999 under the symbols "XGNT" and "XGNTW", respectively.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. The more prominent known risks and uncertainties inherent in the Company's business are presented in condensed form below. However, not all possible risks and uncertainties to which the Company is subject are discussed herein, nor can it be assumed that there are not other risks and uncertainties which may be more significant to the Company. The reader is referred to the Company's S-3 Prospectus filed with the SEC on April 8, 1999 for a more detailed discussion of these risks and uncertainties.


Risks Related to the Company

o    Our major products may not be accepted by the market

o    Our operating results may fluctuate significantly

o    We receive our revenues from a limited number of customers

o    Defects in our products may cause our revenues to decline

o The length of our sales cycle increases our costs and hinders our ability to procure contracts

o We may not be able to protect our proprietary rights; we may infringe on the proprietary rights of other persons

o We may not be able to hire qualified technical personnel; the highly competitive market for technical personnel may increase our costs

o    We may not be able to retain our key employees

o    We may not be able to expand into the international market

o We may incur unexpected costs in connection with correcting or addressing Year 2000 problems

o    We may not be successful in our acquisition strategy

o Our anti-takeover provisions may hinder a potential change of control or acquisition of the Company

o    We may incur costs in excess of our revenues on certain of our contracts

o    We may not be able to fund our future capital requirements


Risks Related to the Industry

o Our success is dependent on the continued growth of the government and commercial satellite industry

o    We may not be able to respond to rapid technological changes

o Intense competition may cause us to lose projects or result in decreased revenues

o    Changes in governmental regulation may cause us to lose revenues

YEAR 2000 ISSUES

Some existing computer programs will be unable to recognize dates properly in the Year 2000 ("Y2K") and beyond. During 1997, Exigent conducted an informal study of its products, systems and operations, including products under development, to improve their business functionality, to identify those of its computer hardware, software and process control systems that do not properly recognize dates after December 31, 1999, and those that are linked to third parties' systems. Based on this informal study, Exigent recognized that the OS/COMET product required certain modifications to be Y2K compliant. Those modifications have been made to the software and are available in the current release, Version 3.5. Exigent has also initiated communications with certain third parties whose computer systems' functionality could adversely impact the Company. These communications, which the Company expects to complete by July 1999, will facilitate coordination of any necessary Y2K conversions and will, additionally, permit Exigent to determine the extent to which the Company may be vulnerable to the failure of third parties to address their own Y2K issues. The Company expects to complete its review of all desk top computing resources by September 30, 1999. Due to the fact that the Company believes it has secured sufficient resources to address the Y2K issue as it relates to its own computer systems and certain third parties whose computer systems' functionality could adversely impact the Company, the Company does not believe that contingency planning is warranted at this time. The results of its review of all desk top computing resources, when completed, may reveal the need for contingency planning at a later date. The Company will evaluate the need for contingency planning based on the progress and findings of its review.

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


Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Not applicable.

PART II - OTHER INFORMATION


Item 5.  Other Information

     1. Exigent Warrants currently trading on the Chicago Stock Exchange as XNTWS and on the NASDAQ SmallCap as XGNTW will expire on January 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Number                          Exhibit
------                          -------

27                              Financial Data Schedule

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Exigent International, Inc.



May 12, 1999                  By:  /s/ B.R. "Bernie" Smedley
-----------------                -----------------------------------------------
Date                             B.R. "Bernie" Smedley, Chief Executive Officer



May 12, 1999                   By: /s/ Jeffrey B. Weinress
-----------------                -----------------------------------------------
Date                             Jeffery B. Weinress, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)