Form 10-Q
period 1999-06-30
EXIGENT INTERNATIONAL INC
filed 1999-08-12
CIK 1015854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                [X] For the Quarterly Period Ended: June 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         The number of shares outstanding of the registrant's common stock, $.01 par value, on July 20, 1999 was 4,525,091.



                                             EXIGENT INTERNATIONAL, INC.

                                             QUARTER ENDED JUNE 30, 1999

                                                       INDEX




PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.                                                                             Page

               Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                                4

               Consolidated Statements of Income for the Six Months Ended June 30, 1999 and July 31, 1998           6

               Consolidated Statements of Income for the Three Months Ended June 30, 1999 and July 31,              7
               1998

               Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and July 31,            8
               1998

               Notes to Consolidated Financial Statements                                                           9

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.              11

Item 3.        Quantitative and Qualitative Disclosure of Market Risk                                              19


PART II - OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders                                                 20

Item 5.        Other Information.                                                                                  21

Item 6.        Exhibits and Reports on Form 8-K.                                                                   21

Signatures                                                                                                         22



PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements



                                                  EXIGENT INTERNATIONAL, INC.
                                                  CONSOLIDATED BALANCE SHEETS

                                                            ASSETS


                                                                                      June 30, 1999            December 31,
                                                                                       (unaudited)                 1998
                                                                                    -------------------    ---------------------
CURRENT ASSETS
       Cash and cash equivalents                                                            $  858,797              $   429,970
       Accounts receivable, pledged                                                          3,137,930                1,873,772
       Costs and estimated earnings in excess of
           billings on uncompleted contracts, pledged                                        4,869,374                5,072,788
       Prepaid expenses                                                                         42,234                   10,677
       Deferred income taxes                                                                   595,000                  595,000
       Income taxes receivable                                                                 843,938                  843,938
                                                                                    -------------------    ---------------------
       TOTAL CURRENT ASSETS                                                                 10,347,273                8,826,145
                                                                                    -------------------    ---------------------

PROPERTY AND EQUIPMENT
       Cost                                                                                  6,344,289                6,265,709
       Accumulated depreciation                                                            (4,443,439)              (3,982,347)
                                                                                    -------------------    ---------------------
       NET PROPERTY AND EQUIPMENT                                                            1,900,850                2,283,362
                                                                                    -------------------    ---------------------
OTHER ASSETS
       Software development costs, net of accumulated amortization                           4,799,952                4,463,729
       Deposits                                                                                 70,491                   74,179
       Cash surrender value of life insurance                                                   17,028                   17,028
                                                                                    -------------------    ---------------------
       TOTAL OTHER ASSETS                                                                    4,887,471                4,554,936
                                                                                    -------------------    ---------------------
       TOTAL ASSETS                                                                       $ 17,135,594             $ 15,664,443
                                                                                    ===================    =====================


                                                      See accompanying notes.






                                                  EXIGENT INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      June 30, 1999            December 31,
                                                                                       (unaudited)                 1998
                                                                                    -------------------    ---------------------
CURRENT LIABILITIES
       Line of credit                                                                      $ 2,211,093             $  1,811,093
       Accounts payable                                                                        155,506                  227,750
       Accrued expenses                                                                      3,038,422                2,734,200
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                            632,135                  270,418
       Income taxes payable                                                                    131,517                    5,098
       Current portion, long-term debt                                                         204,456                  204,456
                                                                                    -------------------    ---------------------
       TOTAL CURRENT LIABILITIES                                                             6,373,129                5,253,015
                                                                                    -------------------    ---------------------

LONG-TERM LIABILITIES
       Long-term debt, less current portion                                                    313,004                  427,816
       Deferred income taxes                                                                 1,355,000                1,355,000
       Other liabilities                                                                             -                       44
                                                                                    -------------------    ---------------------
       TOTAL LONG-TERM LIABILITIES                                                           1,668,004                1,782,860
                                                                                    -------------------    ---------------------

       TOTAL LIABILITIES                                                                     8,041,133                7,035,875
                                                                                    -------------------    ---------------------

STOCKHOLDERS' EQUITY
       Class A Preferred  Shares,  $.01 par value 5,000,000  shares  authorized,
         318,548  and  609,882  issued  and  outstanding  at June  30,  1999 and
         December 31, 1998,at $2.50 per share liquidation/dissolution preference                 3,185                    6,099

       Common Shares,  $.01 par value,  30,000,000 shares authorized,  4,509,637 and 4,130,103  issued and outstanding at June 30, 1999 and December 31,
         1998,respectively                                                                      45,097                   41,301
       Paid in capital                                                                       2,277,834                2,012,780
       Retained earnings                                                                     6,768,345                6,568,388
                                                                                    -------------------    ---------------------
       TOTAL STOCKHOLDERS' EQUITY                                                            9,094,461                8,628,568
                                                                                    -------------------    ---------------------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $ 17,135,594             $ 15,664,443
                                                                                    ===================    =====================


                                                      See accompanying notes.





                                                  EXIGENT INTERNATIONAL, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)

                                                                                            For the six months ended ended
                                                                                      June 30, 1999           July 31, 1998
                                                                                      -------------           -------------

REVENUES                                                                                  $ 18,289,962             $ 16,496,571
COST OF SALES                                                                               13,559,891               12,741,584
                                                                                     ------------------       ------------------
GROSS PROFIT                                                                                 4,730,071                3,754,987

GENERAL AND ADMINISTRATIVE EXPENSES                                                          4,361,232                3,121,248
RESEARCH AND DEVELOPMENT COSTS                                                                  24,938                   56,636
                                                                                     ------------------       ------------------
OPERATING INCOME                                                                               343,901                  577,103
                                                                                     ------------------       ------------------
OTHER INCOME (EXPENSE)
       Interest income                                                                          11,810                   23,096
       Interest expense                                                                        (25,072)                 (64,680)
       Loss on disposal of fixed assets                                                         (2,805)                        -
       Other, net                                                                                5,427                    6,966
                                                                                     ------------------        -----------------
TOTAL OTHER INCOME (EXPENSE)                                                                   (10,640)                 (34,618)
                                                                                     ------------------        -----------------
INCOME BEFORE INCOME TAXES                                                                      333,261                  542,485

INCOME TAX EXPENSE                                                                              133,304                  216,918
                                                                                     ------------------        -----------------
NET INCOME                                                                                   $  199,957              $   325,567
                                                                                     ==================        =================
EARNINGS PER SHARE - BASIC                                                                   $     0.05              $      0.08
                                                                                     ==================        =================
EARNINGS PER SHARE - DILUTED                                                                 $     0.04              $      0.06
                                                                                     ==================        ==================

                                                     See accompanying notes.






                                                  EXIGENT INTERNATIONAL, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)

                                                                                            For the three months ended
                                                                                        June 30, 1999           July 31, 1998
                                                                                    -------------------    ---------------------

REVENUES                                                                                   $ 9,199,081             $  8,811,196
COST OF SALES                                                                                6,861,839                6,686,789
                                                                                    -------------------    ---------------------
GROSS PROFIT                                                                                 2,337,242                2,124,407

GENERAL AND ADMINISTRATIVE EXPENSES                                                          2,228,732                1,708,040
RESEARCH AND DEVELOPMENT COSTS                                                                  16,057                    8,370
                                                                                    -------------------    ---------------------
OPERATING INCOME                                                                                92,453                  407,997
                                                                                    -------------------    ---------------------

OTHER INCOME (EXPENSE)
       Interest income                                                                             519                   14,487
       Interest expense                                                                        (17,590)                 (48,716)
       Loss on disposal of fixed assets                                                         (2,805)                        -
       Other net income (expense)                                                                3,966                    6,966
                                                                                    -------------------    ---------------------
TOTAL OTHER INCOME (EXPENSE)                                                                   (15,910)                 (27,263)
                                                                                    -------------------    ---------------------
INCOME BEFORE INCOME TAXES                                                                      76,543                  380,734

INCOME TAX EXPENSE                                                                              30,617                  152,785
                                                                                    -------------------    ---------------------
NET INCOME                                                                                  $   45,926              $   227,949
                                                                                    ===================    =====================
EARNINGS PER SHARE - BASIC                                                                  $     0.01              $      0.06
                                                                                    ===================    =====================
EARNINGS PER SHARE - DILUTED                                                                $     0.01              $      0.04
                                                                                    ===================    =====================


                                                       See accompanying notes.




                                                  EXIGENT INTERNATIONAL, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                             For the six months ended
                                                                                         June 30, 1999           July 31, 1998
                                                                                       -------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $  199,957              $   325,567
                                                                                       -------------------    ------------------
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
       Depreciation and amortization                                                         1,428,553                  892,000
       Accretion of unearned stock compensation                                                  8,350
       Loss on disposal of Fixed Assets                                                          2,805                        -
       Changes in operating assets and liabilities:
          Accounts receivable                                                               (1,264,158)                (537,281)
          Costs and estimated earnings in
             excess of billings on uncompleted contracts                                       203,414               (1,275,260)

          Prepaid expenses                                                                    (31,557)                    1,709
          Inventory                                                                                  -                   (1,295)
          Prepaid income taxes                                                                       -                  (53,222)
          Deposits                                                                               3,688                   (7,461)
          Accounts payable                                                                     (72,244)                (359,342)
          Accrued expenses                                                                     304,222                  (10,855)
          Billings in excess of costs and estimated earnings
             on uncompleted contracts                                                          361,717                 (930,371)
          Income taxes payable                                                                 126,419                 (208,190)
          Other liabilities                                                                        (44)                      44

Total adjustments                                                                            1,071,165               (2,489,524)
                                                                                        ------------------     ------------------
NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                                           1,271,122               (2,163,957)
                                                                                        ------------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for acquisition of capital assets                                            (84,978)                (523,826)
       Cash paid for capitalized software development                                      (1,300,091)              (2,101,113)
                                                                                        ------------------     ------------------
NET CASH USED BY INVESTING ACTIVITIES                                                      (1,385,069)              (2,624,939)
                                                                                        ------------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under line of credit                                                    400,000                2,300,000
       Principal payments on long-term debt                                                  (114,812)                (266,666)
       Proceeds from exercise of stock options and warrants                                   257,586                  352,675
                                                                                        ------------------     ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     542,774                2,386,009
                                                                                        ------------------     ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          428,827               (2,402,887)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                429,970                3,640,508
                                                                                        ------------------     ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      858,797             $  1,237,621
                                                                                        ==================     ==================

                                                      See accompanying notes.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three and six-month periods ended June 30, 1999 and July 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Exigent International, Inc.'s ("Exigent's" or the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The Company maintains its records on a calendar year basis. The Company's first, second and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was July 2, 1999 for the second quarter of fiscal 1999.
However for convenience the financial statements are dated as of June 30, 1999.

Certain prior period amounts have been restated to correspond to the current period presentation.

NOTE 2 - FISCAL YEAR CHANGE

The Company changed its fiscal year to correspond with a calendar year end, effective December 31, 1998. Previously, the Company had a January 31 year-end. The current fiscal quarter and six-month period ended June 30, 1999 is therefore compared to the three and six months ended July 31, 1998.

NOTE 3 - LINE OF CREDIT

Software Technology, Inc. ("STI"), Exigent's primary subsidiary, had a $3,000,000 line of credit available from a bank as of June 30, 1999 and December 31, 1998. The line of credit note bears interest on the unpaid principal balance at a rate per annum equal to the bank's prime rate or LIBOR plus 2.5%. As of June 30, 1999 and December 31, 1998, the outstanding draws against the line were $2,211,093 and $1,811,093, respectively. The interest rate at June 30, 1999 and

December 31, 1998 was 7.53% and 7.56%, respectively. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit. The weighted average interest rate on short-term borrowings during the six-month period ended June 30, 1999 was 7.44%.

NOTE 4 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share for the six and three months ended June 30, 1999 and July 31, 1998, respectively:

                                                     For the six months ended
                                                 June 30, 1999     July 31, 1998
                                                 -------------    -------------
Numerator:
  Net income (numerator for basic and diluted
     earnings per share)                           $  199,957        $   325,567
                                                   ===========       ===========

Denominator:
  Denominator for basic earnings per share-
      weighted average  common shares               4,269,453          3,978,504
  Effect of dilutive securities:
    Convertible preferred stock                       526,439            647,386
    Stock options and warrants                        740,544            501,454
                                                   -----------        ----------
  Denominator for diluted earnings per share-
      adjusted weighted average shares              5,536,436          5,127,344
                                                   -----------        ----------
Basic earnings per share                            $    0.05         $     0.08
                                                   ===========        ==========

Diluted earnings per share $ 0.04 $ 0.06 * Basic earnings per share for the six months ended July 31, 1998 was restated due to an error in computation.

                                                   For the three months ending
                                                 June 30, 1999     July 31, 1998
                                                 -------------     -------------
Numerator:
  Net income (numerator for basic and diluted
     earnings per share)                           $   45,926        $   227,949
                                                    ===========      ===========
Denominator:
  Denominator for basic earnings per share-
      weighted average  common shares               4,352,104          4,037,675
  Effect of dilutive securities:
    Convertible preferred stock                       463,856            623,523
    Stock options and warrants                        813,823            633,692
                                                    -----------       ----------

  Denominator for diluted earnings per share-
      adjusted weighted average shares              5,629,783          5,294,890
                                                    -----------       ----------
Basic earnings per share                            $    0.01         $     0.06
                                                    ===========       ==========
Diluted earnings per share                          $    0.01         $     0.04
                                                    ===========       ==========

** Basic earnings per share for the three months ended July 31, 1998 was restated due to an error in computation.

NOTE 5 - STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the six months ended June 30, 1999 are as follows:

                                                                                   Additional
                                         Common Stock        Class A Preferred       Paid in      Retained
                                      Shares     Amount      Shares      Amount      Capital      Earnings       Total
                                    ----------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1999              4,130,103   $ 41,301     609,882     $ 6,099    $2,012,780   $6,568,388   $  8,628,568

Exercise of convertible
 securities                             88,200        882           -           -       256,704            -        257,586

Class A preferred converted to
common                                 291,334      2,914    (291,334)     (2,914)            -                           -

Accretion of unearned
compensation                                                                              8,350                       8,350
Net Income
                                                                                                     199,957        199,957
                                    ----------------------------------------------------------------------------------------
BALANCE JUNE 30, 1999                4,509,637   $ 45,097     318,548     $ 3,185    $2,277,834    $6,768,345   $  9,094,461
                                    ========================================================================================

Class A Preferred Stock converts 1:1 to Common Stock and has no preferential treatment except for a liquidation preference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of (i) the consolidated financial condition as of June 30, 1999 as compared with the fiscal year ended December 31, 1998; (ii) the consolidated results of operations for the six months ended June 30, 1999 and July 31, 1998; and (iii) the consolidated results of operations for the three months ended June 30, 1999 and July 31, 1998, of Exigent and its subsidiaries: Software Technology, Inc. ("STI"), FotoTag, Inc. ("FotoTag") and Middleware Solutions, Inc. ("M/Ware"). This discussion should be read together with Exigent's Form 10-K for the fiscal year ended December 31, 1998.
General. In 1994, STI obtained its first significant commercial contracts from Motorola, Inc. to provide satellite ground station software for a constellation of satellites that provides a direct link with portable handsets for worldwide telephone service (the "Iridium" system). The Motorola multi-year contract allowed STI to leverage its technology into the commercial arena. In 1996, STI was awarded a contract to provide similar software for the Global Positioning Satellite (GPS) System. With these two contracts, STI is involved in two premier satellite endeavors and numerous proprietary ones.

Although the recent quarters reflect a lull in the Company's commercial satellite business, the Company continued to invest during these periods in the advanced features for its OS/COMET(R) basic product as well as the next generation Windows(R) NT version of OS/COMET. This investment has started to pay off with the award of DataLynx, a commercial satellite project with Allied

Signal Technical Services for software for the control center and ground stations of the DataLynx Project and the delivery of Calypso Pro(TM), a NT product, to a government customer in the first quarter of 1999. In addition, the Company continues to invest in several new unannounced products as well as its strategic alliance with Motorola for the Teledesic effort, with an anticipated start late in 1999.

STI has invested in excess of $6,000,000 over the last three years in its premier software product OS/COMET. This investment facilitated the significant contract awards that management believes would have been otherwise unattainable. Continued expenditures for development of new products is expected, and the Company has recently been heavily involved in developing proposals for new commercial products as well as satellite constellations.

STI's government business continues at a strong pace with orders coming in from both existing and new customers. The backlog as of June 30, 1999 for commercial and government contracts was $51,733,524, of which $46,620,166 is unfunded. The award of DataLynx represents a significant new commercial win for the Company, representing software product sales in excess of $500,000 and a role in this new commercial venture in anticipation of greater outsourcing by the U.S. Government.

Exigent has completed development of its commercial software product, FotoTag(R), investing in excess of $1,000,000 over the past three fiscal years for this product development. Management continues the marketing and promotion of this product with the product currently being marketed worldwide to address the need for airport security and baggage and passenger reconciliation products.

The Company's new subsidiary, M/Ware, has been organized expressly for the development and distribution of middleware software, including Interplay(TM), and certain other products. The initial product, Interplay was released on July 27, 1999.

The Company believes that its investments in OS/COMET and its product family, including Pluto(TM), Calypso(TM), Calypso Pro, the Integrated Control Center
(ICC)(TM) and OS/COMET Solo(TM), the Active Tracking Engine (ATE), FotoTag and Interplay as well as unannounced products have positioned the Company well for the remainder of 1999 and beyond.

Liquidity. As of June 30, 1999, Exigent's ratio of current assets to current liabilities decreased to 1.6 from 1.7 at December 31, 1998. This decrease was due largely to a $400,000 draw down on the Company's line of credit to finance a $1,264,158 increase in accounts receivable over the six months. The sources and uses of cash are explained in detail below.

Exigent's cash portfolio (cash and cash equivalents) increased $428,827 during the six months ended June 30, 1999. The increase was due to cash provided by operating activities of $1,271,122, cash used in investing activities of $1,385,069 and cash provided by financing activities of $542,774. The increase in cash from operating activities from December 31, 1998 to June 30, 1999 was primarily the result of the sale of Company products in both the commercial as well as the government sector of the business and the noncash impact of the depreciation and amortization of assets. During this time, the Company invested approximately $437,000 in the ongoing support of the strategic agreement with Motorola, Inc. SATCOM projects. This investment is intended to help position Exigent for sales to future commercial satellite projects. By comparison, Exigent's cash portfolio decreased $2,402,887 for the six months ended July 31, 1998. The decrease was due to cash used by operating activities of $2,163,957, cash used in investing activities of $2,624,939 and cash provided by financing activities of $2,386,009.

In the six months ended June 30, 1999, Exigent acquired $84,978 of capital assets compared to $523,826 in the six months ended July 31, 1998. Capital needs are expected to continue, but cannot be quantified at this time, as Exigent intends to remain current with computing technologies. This expansion will be funded in part through operating leases set up with external leasing companies. Currently, the Company has a lease line of credit through Oliver-Allen Corporation with a funding limit of $770,000. The leases will extend for a period of three years from each draw against the funding limit. Through the six-month period ended June 30, 1999, Exigent had drawn down approximately $693,162 against this lease line of credit. An increase to the lease line will be discussed to finance future needs.

During the last three fiscal years the Company has made substantial investments in the development of software products. The investments made for the six months ended June 30, 1999 were significant but reduced from the prior year as the Company rolled out several new products. In the six months ended June 30, 1999 and July 31, 1998, Exigent spent $1,300,091 and $2,101,113, respectively, in capitalized software development costs primarily related to several products. The decrease in the first six months of fiscal year 1999 resulted from the completion and rollout of product additions for the OS/COMET product family including Pluto, Calypso and the Integrated Control Center (ICC). The development of its newest product, Interplay, was completed in July of 1999. M/Ware was organized expressly for the development and distribution of middleware software and certain other products. M/Ware will be responsible for Interplay as well as other products. Investment in capitalized software development is expected to continue at least through the next five months at the current level with a minor reduction as Interplay is released in July.

As of June 30, 1999, Exigent had cumulatively borrowed $2,211,093 under the line of credit to fund its operations. The Company reduced long-term debt by $114,812 during the six months ended June 30, 1999 to $313,004 at June 30, 1999. Management believes existing cash, funds generated by operations, and the available line of credit will be sufficient to fund Exigent's current operating requirements at least through the fiscal year ending December 31, 1999. Additional funds may be required to fulfill the development schedule for new Exigent products and to finance any acquisitions and major project start-ups. The Company is currently in discussions with several institutions to obtain financing to enhance product development requirements and for general corporate purposes. There can be no assurance that definitive arrangements relating to this funding will be entered into on acceptable terms. Should such financing not be available, the Company will prioritize its future development projects accordingly.

Results of Operations for the six months ended June 30, 1999 and July 31, 1998. Sales for the six months ended June 30, 1999 were $18,289,962, compared with $16,496,571 for the six months ended July 31, 1998, an increase of 11%, with the mix of government and commercial sales having changed significantly. The breakdown between government and commercial sales for each of the six-month periods is as follows:

                                     June 30, 1999                          July 31, 1998
                                 ---------------------                   ---------------------
   Government                      $       15,448,211           84%       $        12,416,022              75%
   Commercial                               2,841,751           16%                 4,080,549              25%
                                 ====================       ========     ====================     ============
                                   $       18,289,962          100%       $        16,496,571             100%
                                 ====================       ========     ====================     ============

This revenue mix could move back to a higher percentage of commercial sales if the Company is awarded new commercial satellite projects. These projects have been delayed because they often are in need of funding and support from both vendors and investors.

Cost of sales as a percentage of revenue for the six months ended June 30, 1999, at 74%, was slightly reduced with the percentage for the six months ended July 31, 1998, at 77%. This reduction was largely due to the adjustments made in the structure of the Company fringe benefits.

Gross profit was up significantly at $4,730,071 (26% of sales) compared to $3,754,987 (23% of sales) for the six months ended June 30, 1999 and July 31, 1998, respectively. This increase in gross profit was the result of an increase in product sales in excess of $500,000 partially offset by the increase in product amortization of approximately $400,000 in addition to the aforementioned change in the fringe benefit structure.

General and administrative expenses for the six months ended June 30, 1999 were $4,361,232, 40% or $1,239,984 greater than expenses of $3,121,248 for the six months ended July 31, 1998. This increase was due primarily to the presentation of the data for the six months ended July 31, 1998. In 1998 both revenue and expenses were presented using government approved projected rates and in 1999 both are presented using actual expenses. After adjusting the general and administrative expenses for the six months ended July 31, 1998 to the same basis used for the six months ended June 30, 1999, the actual increase was $731,807. This increase arose from an increase in marketing expenses of $350,000 resulting from the release of three new products (OS/ICC, Calypso and Pluto), attendance at more tradeshows than the previous year, and the marketing thrust associated with the FotoTag product. In addition, there was an increase in professional fees of $71,000 associated with expenses for outside professional services needed to resolve several accounting issues, an increase in reserves for incentive pay of $90,000 established to reward and retain the Company's personnel and an increase of approximately $230,000 due to the establishment of a Chief Technical Office within the Company.

Research and development expenses for the six months ended June 30, 1999 were significantly reduced from the first six months of last year as the Company concentrated on completing the development of several new products. However the expenditures for the second quarter increased significantly over the second quarter of last year. Research and development expenses are expected to continue increasing during the third quarter of 1999 as the Company continues the research required for its next generation product.

Net income decreased significantly to $199,957 (1% of sales) for the six months ended June 30, 1999 versus $325,567 (2% of sales) for the six months ended July 31, 1998. This decrease was due primarily to the increase in G&A expenses.

Results of Operations for the three months ended June 30, 1999 and July 31, 1998. Sales for the three months ended June 30, 1999 were $9,199,081, compared with $8,811,196 for the three months ended July 31, 1998, an increase of 4%, with the mix of government and commercial sales having changed significantly. The breakdown between government and commercial sales for each of the three-month periods is as follows:

                                     June 30, 1999                          July 31, 1998
                                 ---------------------                   ---------------------
   Government                      $        7,883,767           86%       $         6,966,314              79%
   Commercial                               1,315,314           14%                 1,844,882              21%
                                 ====================       ========     ====================     ============
                                   $        9,199,081          100%       $         8,811,196             100%
                                 ====================       ========     ====================     ============

This revenue mix is expected to move back to a higher percentage of commercial sales following the award and start-up of new commercial satellite projects.

Cost of sales as a percentage of revenue from services for the three months ended June 30, 1999, at 75%, was consistent with the percentage for the three months ended July 31, 1998, at 76%.

Gross profit was up slightly at $2,337,243 (25% of sales) compared to $2,124,407 (24% of sales) for the three months ended June 30, 1999 and July 31, 1998, respectively.

General and administrative expenses for the three months ended June 30, 1999 were $2,228,732, 31% or $520,692 greater than expenses of $1,708,040 for the three months ended July 31, 1998. Of the total variance $121,088 was due to the difference in presentation of revenue and expenses explained previously.

Net income decreased significantly to $45,926 (1% of sales) for the three months ended June 30, 1999 versus $227,949 (3% of sales) for the three months ended July 31, 1998. This decrease was due to the large volume of product sales in the three months ended July 31, 1998 and the increase in the G&A expenses.

OUTLOOK

General and administrative expenses are expected to stabilize at current levels as the current staffing has positioned the Company to grow and support an increased volume of business and employees. In addition, the current level of expenditures included the cyclical cost associated with the concentration of four trade shows in February and March 1999 along with the outside professional services supporting issues addressed at the annual shareholder's meeting.

Management believes that the benefits offered by Exigent remain above the level of its competition and should help to retain existing employees and to attract new employees. Overhead costs for benefits are expected to decrease as a percentage of total labor for the fiscal year ending December 31, 1999 as compared to the eleven months ended December 31, 1998 with the adjustments made earlier in the year in the structure of the benefits offered. Management believes that it is important to maintain the benefits at the current level, but to do so and hold costs stable in the face of the increasing cost of health care will be a management challenge.

The Company's current long-term business plan is to seek opportunities for growth and diversification of its product and service offerings through internal growth and acquisitions. To implement its long-term growth strategy, the Company may need to raise capital through private or public debt and/or equity financing(s). The Company's application to the Nasdaq Stock Market for listing on the Nasdaq SmallCap Market was approved during the first quarter and trading in both the Company Common Stock and Warrants began on March 1, 1999 under the symbols "XGNT" and "XGNTW", respectively. The company's Warrants will expire on January 31, 2000. Assuming our Common Stock continues to trade at a price which is higher than the exercise price for the Warrants the Company anticipates revenue from the purchase of the underlying shares to accelerate in the second half of 1999.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

Statements contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, words such as "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company or events, or timing of events, relating to the Company to differ materially from any future results, performance or achievements of the Company or events, or timing of events, relating to the Company expressed or implied by such forward-looking statements. The more prominent known risks and uncertainties inherent in the Company's business are presented in condensed form below. However, not all possible risks and uncertainties to which the Company is subject are referenced below, nor can it be assumed that there are not other risks and uncertainties which may be more significant to the Company. The reader is referred to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission (SEC) on June 14, 1999 and declared effective on June 25, 1999, for a more detailed discussion of these risks and uncertainties.

Risks Related to the Company

o The failure of the market to accept our key products may result in reduced revenue and capital available for future product development.
o The existence or sufficiency of customer funding for our contracts may cause our quarterly results to fluctuate and adversely affect our stock price.

o Since we rely heavily on US government entities for a substantial portion of our revenues, our financial results may be materially adversely affected by a decrease in US government expenditures for space-related programs.
o Since we rely on a small number of customers for a large portion of our commercial revenue, the loss of one or more of these major customers could have a material adverse effect on our financial results.
o Customers may discontinue purchases from us as a result of pressure from other divisions within their organization which compete against us.
o Since our products are used in high cost production and operation of satellites, the amount of damages for which we may be liable due to defects in our products may be significant.
o The length of our sales cycle increases our costs and increases the risk that we may not ultimately procure contracts. o We may incur substantial legal expenses and diversion of our technical and management personnel in protecting our proprietary rights against infringement by others.
o We may incur substantial legal and indemnification expenses if we are accused of infringing or misappropriating the proprietary rights of others.
o Our revenues could decrease if we are unable to license technology and software required to product our products and deliver our services.
o Competition for and failure to hire qualified technical personnel may result in higher costs and lower revenue.
o We may incur unexpected costs in connection with correcting Year 2000 problems.
o Our anti-takeover provisions may discourage a third party from acquiring our shares at a favorable price.
o If we fail to estimate accurately our actual costs for fixed price contracts, we may incur losses on these contracts.
o If we are unable to obtain additional financial resources we may not be able to implement our product development and growth plans.
o Default on loan agreements may accelerate loan repayments, causing a cash shortfall.

Risks Related to the Industry

o Because most of our customers are engaged in the space industry, our financial results and stock price could be materially adversely affected if this industry does not continue to grow.
o We operate in an industry with rapidly-changing technology. If we fail to adapt to technological changes within the industry our products may become obsolete or unmarketable, which could have a material adverse effect on our financial results.
o Intense competition for limited number of customers may cause us to lose projects or result in decreased revenues.
o Our customers in the satellite and telecommunications industry are subject to significant US and foreign government regulation. Changes in these regulations may make our products or services unsuitable for a customer's needs or otherwise decrease demand for our products of services.

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

Based upon progress to date, however, Exigent believes that it is unlikely that the foregoing factors will cause actual results to differ significantly from those estimated. As to the systems of the third parties that are linked to

Exigent's, there can be no guarantee that such systems that are not now Y2K-compliant will be timely converted to compliance. Additionally, there can be no guarantee that third parties of business importance to Exigent will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems.


Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Not applicable.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 30, 1999. The following matters were approved by the vote specified below:

                                                                                         Broker
      Proposal 1 - Election of Directors               For            Withhold         Non-Votes
      ----------------------------------               ---            --------         ---------
Approval of election of two Class I directors
to the Board of Directors for a term expiring
at the 2000 Annual Meeting

Don F. Riordan, Jr.                                 3,257,361          27,546            62,596
Daniel J. Stark                                     3,244,286          40,621            62,596

Approval of election of three Class II directors to the Board of Directors for a term expiring at the 2001 Annual Meeting

Arthur H. Collier                                   3,255,546          29,361            62,596
Robert M. Janowiak                                  3,257,169          27,738            62,596
B.R. "Bernie" Smedley                               3,231,130          53,777            62,596

Approval of election of two Class III directors of the Board of Directors for a term expiring at the 2002 Annual Meeting

Scott B. Helm                                       3,254,068          30,839            62,596
William R. Usher                                    3,252,071          32,836            62,596

                                                                                                          Broker
                  Proposal 2                           For            Against           Abstain          Non-Votes
                  ----------                           ---            -------           -------          ---------
Adoption of the Omnibus Stock Option and            2,854,999         162,100            31,992           298,412
Incentive Plan

                                                                                                          Broker
                  Proposal 3                           For            Against           Abstain          Non-Votes
                  ----------                           ---            -------           -------          ---------
Adoption of the Employee Stock Purchase Plan        2,908,496          57,742            21,757           359,508

                                                                                                          Broker
                  Proposal 4                           For            Against           Abstain          Non-Votes
                  ----------                           ---            -------           -------          ---------
Ratification of the selection of the firm of        3,217,892          36,182            29,633           63,796
Ernst & Young LLP as  independent  auditors for
the fiscal year ending  December 31, 1999

The text of the items referred to under this Item 4 is set forth in the Proxy Statement dated May 10, 1999 previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Item 5.  Other Information

         1. Stockholders who intend to submit proposals at the 2000 Annual Meeting of Stockholders must notify the Company of this intention no later than December 31, 1999. Such proposals must otherwise be in compliance with the Company's Certificate of Incorporation, Bylaws and applicable laws, rules and regulations for consideration at the 2000 Annual Meeting.

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

                           Exigent International, Inc.



August 12, 1999         By:             /s/ B.R. Smedley
---------------             ----------------------------------------------------
Date                           B.R. "Bernie" Smedley, Chief Executive Officer



August 12, 1999         By:             /s/ Jeffery B. Weinress
---------------             ----------------------------------------------------
Date                           Jeffery B. Weinress, Chief Financial Officer


August 12, 1999         By:             /s/ Sally H. Ball
---------------             ----------------------------------------------------
Date                           Sally H. Ball, Principal Accounting Officer