Form 10-Q
period 1999-09-30
EXIGENT INTERNATIONAL INC
filed 1999-11-05
CIK 1015854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             [X] For the Quarterly Period Ended: September 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         The number of shares outstanding of the registrant's common stock, $.01 par value, on October 15, 1999 was 4,821,388.



                           EXIGENT INTERNATIONAL, INC.

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements.                                                                             Page

               Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998                           3

               Consolidated Statements of Income for the Nine Months Ended September 30, 1999 and October           5
               31, 1998

               Consolidated Statements of Income for the Three Months Ended September 30, 1999 and                  6
               October 31, 1998

               Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and               7
               October 31, 1998

               Notes to Consolidated Financial Statements                                                           8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.              11

Item 3.        Quantitative and Qualitative Disclosure of Market Risk                                              18


PART II - OTHER INFORMATION


Item 5.        Other Information.                                                                                  19

Item 6.        Exhibits and Reports on Form 8-K.                                                                   19

Signatures                                                                                                         20



PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                                 EXIGENT INTERNATIONAL, INC.
                                                 CONSOLIDATED BALANCE SHEETS

                                                           ASSETS


                                                                                  September 30, 1999          December 31,
                                                                                     (unaudited)                  1998
                                                                                -----------------------    -------------------
CURRENT ASSETS
      Cash and cash equivalents                                                           $    673,198            $   429,970
      Accounts receivable, pledged                                                           1,971,540              1,873,772
      Costs and estimated earnings in excess of
          billings on uncompleted contracts, pledged                                         5,584,254              5,072,788
      Prepaid expenses                                                                          17,462                 10,677
      Deferred income taxes                                                                    595,000                595,000
      Income taxes receivable                                                                  843,938                843,938
                                                                                -----------------------    -------------------
      TOTAL CURRENT ASSETS                                                                   9,685,392              8,826,145
                                                                                -----------------------    -------------------
PROPERTY AND EQUIPMENT
      Cost                                                                                   6,254,586              6,265,709
      Accumulated depreciation                                                              (4,593,470)            (3,982,347)
                                                                                -----------------------    -------------------
      NET PROPERTY AND EQUIPMENT                                                             1,661,116              2,283,362
                                                                                -----------------------    -------------------
OTHER ASSETS
      Software development costs, net of accumulated amortization                            4,836,691              4,463,729
      Deposits                                                                                  79,412                 74,179
      Cash surrender value of life insurance                                                    17,028                 17,028
                                                                                -----------------------    -------------------
      TOTAL OTHER ASSETS                                                                     4,933,131              4,554,936
                                                                                -----------------------    -------------------
      TOTAL ASSETS                                                                      $   16,279,639           $ 15,664,443
                                                                                =======================    ===================



                                                         See accompanying notes.




                                               EXIGENT INTERNATIONAL, INC.
                                         CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  September 30, 1999          December 31,
                                                                                     (unaudited)                  1998
                                                                                -----------------------    -------------------
CURRENT LIABILITIES
      Line of credit                                                                      $    811,734           $  1,811,093
      Accounts payable                                                                         251,796                227,750
      Accrued expenses                                                                       2,874,362              2,734,200
      Billings in excess of costs and estimated earnings
          on uncompleted contracts                                                             789,424                270,418
      Income taxes payable                                                                     225,658                  5,098
      Current portion, long-term debt                                                          245,786                204,456
                                                                                -----------------------    -------------------
      TOTAL CURRENT LIABILITIES                                                              5,198,760              5,253,015
                                                                                -----------------------    -------------------
LONG-TERM LIABILITIES
      Long-term debt, less current portion                                                     331,627                427,816
      Deferred income taxes                                                                  1,355,000              1,355,000
      Other liabilities                                                                              -                     44
                                                                                -----------------------    -------------------
      TOTAL LONG-TERM LIABILITIES
                                                                                             1,686,627              1,782,860
                                                                                -----------------------    -------------------
      TOTAL LIABILITIES                                                                      6,885,387              7,035,875
                                                                                -----------------------    -------------------
STOCKHOLDERS' EQUITY
      Class A Preferred  Shares,  $.01 par value  5,000,000  shares  authorized,
        68,841 and 609,882 issued and outstanding at September 30, 1999 and
        December 31, 1998, at $2.50 per share liquidation/dissolution preference                   688                  6,099

      Common Shares, $.01 par value, 40,000,000 shares authorized, 4,817,788 and
        4,130,103 issued and outstanding at September 30, 1999 and December 31,
        1998, respectively                                                                      48,179                 41,301
      Paid in capital                                                                        2,427,189              2,012,780
      Retained earnings                                                                      6,918,196              6,568,388
                                                                                -----------------------    -------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             9,394,252              8,628,568
                                                                                -----------------------    -------------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $   16,279,639           $ 15,664,443
                                                                                =======================    ===================

                                                         See accompanying notes.




                                                  EXIGENT INTERNATIONAL, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)

                                                                                          For the nine months ended
                                                                                  September 30, 1999        October 31, 1998
                                                                                -----------------------    -------------------
REVENUES                                                                                $   27,411,683           $ 25,858,155
COST OF SALES                                                                               20,188,462             19,209,905
                                                                                -----------------------    -------------------
GROSS PROFIT                                                                                 7,223,221              6,648,250

GENERAL AND ADMINISTRATIVE EXPENSES                                                          6,439,644              5,735,978
RESEARCH AND DEVELOPMENT COSTS                                                                 189,368                162,937
                                                                                -----------------------    -------------------
OPERATING INCOME                                                                               594,209                749,335
                                                                                -----------------------    -------------------
OTHER INCOME (EXPENSE)
      Interest income                                                                           20,196                 36,205
      Interest expense                                                                         (37,178)              (133,047)
      Loss on disposal of fixed assets                                                          (6,620)                (1,213)
      Other, net                                                                                12,407                 13,625
                                                                                -----------------------    -------------------
TOTAL OTHER INCOME (EXPENSE)                                                                   (11,195)               (84,430)
                                                                                -----------------------    -------------------
INCOME BEFORE INCOME TAXES                                                                     583,014                664,905

INCOME TAX EXPENSE                                                                             233,206                265,859
                                                                                -----------------------    -------------------
NET INCOME                                                                                $    349,808            $   399,046
                                                                                =======================    ===================
EARNINGS PER SHARE - BASIC                                                                 $      0.08             $     0.10
                                                                                =======================    ===================
EARNINGS PER SHARE - DILUTED                                                               $      0.06             $     0.08
                                                                                =======================    ===================


                                                         See accompanying notes.


                                                 EXIGENT INTERNATIONAL, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)

                                                                                         For the three months ended
                                                                                  September 30, 1999        October 31, 1998
                                                                                -----------------------    -------------------

REVENUES                                                                                $    9,121,721           $  9,361,584
COST OF SALES                                                                                6,628,571              6,468,321
                                                                                -----------------------    -------------------
GROSS PROFIT                                                                                 2,493,150              2,893,263

GENERAL AND ADMINISTRATIVE EXPENSES                                                          2,078,412              2,614,730
RESEARCH AND DEVELOPMENT COSTS                                                                 164,430                106,301
                                                                                -----------------------    -------------------
OPERATING INCOME                                                                               250,308                172,232
                                                                                -----------------------    -------------------
OTHER INCOME (EXPENSE)
      Interest income                                                                            8,386                 13,109
      Interest expense                                                                         (12,106)               (68,367)
      Loss on disposal of fixed assets                                                          (3,815)                (1,213)
      Other net income (expense)                                                                 6,980                  6,659
                                                                                -----------------------    -------------------
TOTAL OTHER INCOME (EXPENSE)                                                                      (555)               (49,812)
                                                                                -----------------------    -------------------
INCOME BEFORE INCOME TAXES                                                                     249,753                122,420

INCOME TAX EXPENSE                                                                              99,902                 48,941
                                                                                -----------------------    -------------------
NET INCOME                                                                                $    149,851            $    73,479
                                                                                =======================    ===================
EARNINGS PER SHARE - BASIC                                                                 $      0.03             $     0.02
                                                                                =======================    ===================
EARNINGS PER SHARE - DILUTED                                                               $      0.03             $     0.01
                                                                                =======================    ===================


                                                         See accompanying notes.





                                                EXIGENT INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                           For the nine months ended
                                                                                  September 30, 1999        October 31, 1998
                                                                                -----------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $    349,808            $   399,046
                                                                                -----------------------    -------------------
Adjustments to  reconcile  net income to net cash  provided  (used) by operating activities:
      Depreciation and amortization                                                          2,111,105              1,463,114
      Accretion of unearned stock compensation                                                  16,700
      Loss on disposal of Fixed Assets                                                           6,620                  1,984
      Changes in operating assets and liabilities:
         Accounts receivable                                                                   (97,768)            (1,234,853)
         Costs and estimated earnings in
            excess of billings on uncompleted contracts                                       (511,466)            (1,218,605)
         Prepaid expenses                                                                       (6,785)                27,679
         Inventory                                                                                   -                  5,122
         Prepaid income taxes                                                                        -                 (7,066)
         Deposits                                                                               (5,233)               (28,517)
         Accounts payable                                                                       24,046                (88,423)
         Accrued expenses                                                                      140,162                 82,790
         Billings in excess of costs and estimated earnings
            on uncompleted  contracts                                                          519,006               (871,927)
         Income taxes payable                                                                  220,560               (210,365)
         Other liabilities                                                                         (44)                    44
                                                                                -----------------------    -------------------
Total adjustments                                                                            2,416,903             (2,079,023)
                                                                                -----------------------    -------------------
NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                                            2,766,711             (1,679,977)
                                                                                -----------------------    -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisition of capital assets                                              (46,091)              (774,679)
      Cash paid for capitalized software development                                        (1,822,350)            (3,408,719)
                                                                                -----------------------    -------------------
NET CASH USED BY INVESTING ACTIVITIES
                                                                                            (1,868,441)            (4,183,398)
                                                                                -----------------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments (borrowings) under line of credit                                          (999,359)             2,200,000
      Principal payments on long-term debt                                                     (54,859)              (270,081)
      Proceeds from exercise of stock options and warrants                                     399,176                362,944
                                                                                -----------------------    -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     (655,042)             2,292,863
                                                                                -----------------------    -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIV.                                                243,228             (3,570,512)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 429,970              3,640,508
                                                                                -----------------------    -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $    673,198            $    69,996
                                                                                =======================    ===================

                                                         See accompanying notes.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three and nine-month periods ended September 30, 1999 and October 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Exigent International, Inc.'s ("Exigent's" or the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The Company maintains its records on a calendar year basis. The Company's first, second and third quarters normally end on the Friday closest to the last day of the last month of such quarter, which was October 1, 1999 for the third quarter of fiscal 1999. However, for convenience the financial statements are dated as of September 30, 1999.

Certain prior period amounts have been restated to correspond to the current period presentation.

NOTE 2 - FISCAL YEAR CHANGE

The Company changed its fiscal year to correspond with a calendar year end, effective December 31, 1998. Previously, the Company had a January 31 year-end. The current fiscal quarter and nine-month period ended September 30, 1999 is therefore compared to the three and nine months ended October 31, 1998.

NOTE 3 - LINE OF CREDIT

Software Technology, Inc. ("STI"), Exigent's primary subsidiary, had a $5,000,000 and a $3,000,000 line of credit available from a bank as of September 30, 1999 and December 31, 1998, respectively. The line of credit note bears interest on the unpaid principal balance at a rate per annum equal to the bank's prime rate or LIBOR plus 2.5%. As of September 30, 1999 and December 31, 1998, the outstanding draws against the line were $811,734 and $1,811,093, respectively. The interest rate at September 30, 1999 and December 31, 1998 was

7.88% and 7.56%, respectively. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

The  weighted  average  interest  rate  on  short-term   borrowings  during  the
nine-month period ended September 30, 1999 was 7.77%.

NOTE 4 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share for the nine and three months ended September 30, 1999 and October 31, 1998, respectively:


                                                           For the nine months ended
                                                   September 30, 1999   October 31, 1998
                                                   -------------------  ----------------
Numerator:
  Net income (numerator for basic
     and diluted earnings per share)                 $    349,808          $   399,046
                                                     ============          ===========
Denominator:
  Denominator for basic earnings per share-
      weighted average  common shares                   4,378,687            4,016,736
Effect of dilutive securities:
    Convertible preferred stock                           437,333              636,472
    Stock options and warrants                            709,714              555,942
                                                     ------------          -----------
  Denominator for diluted earnings per share-
      adjusted weighted average shares                  5,525,734            5,209,150
                                                     ------------         ------------
Basic earnings per share                               $     0.08           $     0.10*
                                                    =============         ============
Diluted earnings per share                             $     0.06           $     0.08
                                                    =============         ============

*Basic  earnings  per  share  for  the  nine  months  ended October 31, 1998 was
restated due to an   error in computation.


                                                           For the nine months ended
                                                   September 30, 1999   October 31, 1998
                                                   -------------------  ----------------
Numerator:
  Net income (numerator for basic
     and diluted earnings per share)                 $    149,851          $    73,479
                                                     ============          ===========
Denominator:
  Denominator for basic earnings per share-
     weighted average common shares                     4,602,584            4,104,499
  Effect of dilutive securities:
     Convertible preferred stock                          251,701              611,395
     Stock options and warrants                           583,810              633,692
                                                     ------------          -----------
  Denominator for diluted earnings per share-
     adjusted weighted average shares                   5,483,095            5,349,586
                                                     ------------         ------------
Basic earnings per share                               $     0.03           $     0.02**
                                                    =============         ============
Diluted earnings per share                             $     0.03           $     0.01
                                                    =============         ============

** Basic earnings per share for the three months ended October 31, 1998 was restated due to an error in computation.


NOTE 5 - STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the nine months ended September 30, 1999 are as follows:

                                                                                   Additional
                                         Common Stock        Class A Preferred       Paid in      Retained
                                      Shares     Amount      Shares      Amount      Capital      Earnings       Total
                                    ----------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1999              4,130,103   $ 41,301     609,882     $ 6,099    $2,012,780   $6,568,388   $  8,628,568

Exercise of convertible
 securities                            146,644      1,467           -           -       397,709            -        399,176

Class A preferred converted to
 common                                 541,041      5,411    (541,041)     (5,411)            -                          -

Accretion of unearned
 compensation                                                                             16,700                     16,700

Net Income                                                                                           349,808        349,808
                                    ----------------------------------------------------------------------------------------
BALANCE JUNE 30, 1999                4,817,788   $ 48,179      68,841     $   688    $2,427,189    $6,918,196   $  9,394,252
                                    ========================================================================================

Class A Preferred   Stock  converts 1:1  to Common Stock and has no preferential treatment except for a liquidation preference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of (i) the consolidated financial condition as of September 30, 1999 as compared with the fiscal year ended December 31, 1998; (ii) the consolidated results of operations for the nine months ended September 30, 1999 and October 31, 1998; and (iii) the consolidated results of operations for the three months ended September 30, 1999 and October 31, 1998, of Exigent and its subsidiaries: Software Technology, Inc. ("STI"), FotoTag, Inc. ("FotoTag") and Middleware Solutions, Inc. ("M/Ware"). This discussion should be read together with Exigent's Form 10-K for the fiscal year ended December 31, 1998.

General. In 1994, STI obtained its first significant commercial contract from Motorola, Inc. to provide satellite ground station software for a constellation of satellites that provides a direct link with portable handsets for worldwide telephone service (the "Iridium" system). The Motorola multi-year contract allowed STI to leverage its technology into the commercial arena. In 1996, STI was awarded a contract to provide similar software for the Global Positioning Satellite (GPS) System.

Although this fiscal year reflects a lull in the Company's commercial satellite business, the Company continued to invest during these periods in the advanced features for its OS/COMET(R) product and to a lesser extent the next generation Windows(R) NT version of OS/COMET. As a result of this investment and development, the Company received a contract award for DataLynx, a commercial satellite project with Allied Signal Technical Services for software for the control center and ground stations of the DataLynx Project and delivered Calypso Pro(TM), a NT product, to a government customer in the first quarter of 1999. In addition, the Company continues to invest in product development.

STI has  invested  in  excess of  $6,500,000  over the last  three  years in its premier software product OS/COMET. This investment facilitated the contract awards that management believes would have been otherwise unattainable. Continued expenditures for development of new products is expected, and the Company has recently been active in developing proposals for new commercial products as well as satellite constellations.

STI's government business continues at a strong pace with orders coming in from both existing and new customers. The backlog as of September 30, 1999 for commercial and government contracts was $52,110,760, of which $45,896,840 is unfunded. The award of DataLynx represents a significant new commercial contract for the Company, representing software product sales in excess of $500,000 and a role in this new commercial venture in anticipation of greater outsourcing by the U.S. Government. The Company received a significant contract award from a new proprietary customer. This multimillion-dollar contract will include both development work as well as software products.

Exigent has completed development of its commercial software product, FotoTag(R), after investing in excess of $1,000,000 over the past three fiscal years for this product development. Management continues the marketing and promotion of this product with testing scheduled with the Federal Aviation Administration and an international airline to commence during the fourth quarter of fiscal year 1999. FotoTag is currently being marketed for airport security and baggage and passenger reconciliation.

The Company's new subsidiary, M/Ware, was initially organized for the development and distribution of middleware software, including Interplay(TM), and certain other products. Interplay was released in beta version on July 27, 1999, with the final product released on October 1, 1999.

The Company believes that its investments in OS/COMET and its product family, including Pluto(TM), Calypso(TM), Calypso Pro, the Integrated Control Center
(ICC)(TM) and OS/COMET Solo(TM), the Active Tracking Engine (ATE), FotoTag and Interplay, as well as continuing product development have positioned the Company for sales in the remainder of 1999 and beyond.

Liquidity. As of September 30, 1999, Exigent's ratio of current assets to current liabilities increased to 1.9 from 1.7 at December 31, 1998. This increase was due largely to a $1,000,000 payment on the Company's line of credit. The sources and uses of cash are explained in detail below.

Exigent's cash portfolio (cash and cash equivalents) increased $243,228 during the nine months ended September 30, 1999. The increase was due to cash provided by operating activities of $2,766,711, cash used in investing activities of $1,868,441 and cash used in financing activities of $655,042. The increase in cash from operating activities from December 31, 1998 to September 30, 1999 was primarily the result of the sale of Company products in both the commercial as well as the government sector of the business and the noncash impact of the depreciation and amortization of assets. During this time, the Company invested approximately $450,000 in the ongoing support of the strategic agreement with Motorola SATCOM projects. This investment is intended to help position Exigent for sales to future commercial satellite projects. By comparison, Exigent's cash portfolio decreased $3,570,512 during the nine months ended October 31, 1998. The decrease was due to cash used by operating activities of $1,679,977, cash used in investing activities of $4,183,398 and cash provided by financing activities of $2,292,863.

In the nine months ended September 30, 1999, Exigent acquired $46,091 of capital assets compared to $774,679 in the nine months ended October 31, 1998. Capital needs are expected to continue as Exigent intends to remain current with computing technologies. This need cannot be quantified at this time however, the need will be funded primarily through operating leases set up with external leasing companies. Currently, the Company has a lease line of credit through Oliver-Allen Corporation with a funding limit of $800,000. The leases will extend for a period of three years from each draw against the funding limit. Through the nine-month period ended September 30, 1999, Exigent had drawn down approximately $797,078 against this lease line of credit. An increase to the lease line is currently being discussed to finance future needs.

During the last three fiscal years the Company has made substantial investments in the development of software products. The investments made for the nine months ended September 30, 1999 although significant were greatly reduced from the prior year as the Company rolled out several new products and completed its investment in the strategic agreement with Motorola. In the nine months ended September 30, 1999 and October 31, 1998, Exigent spent $1,822,350 and $3,408,719, respectively, in capitalized software development costs. The decrease in the first nine months of fiscal year 1999 resulted from the completion and rollout of product additions for the OS/COMET product family including Pluto, Calypso and the Integrated Control Center (ICC). The development of its newest product, Interplay, was completed in October of 1999. M/Ware was initially organized for the development and distribution of middleware software and certain other products. M/Ware is still responsible for Interplay as well as other products and information technology services. Investment in capitalized software development is expected to continue through the end of this calendar year at the current level.

As of September 30, 1999, Exigent had cumulatively borrowed $811,734 under the line of credit to fund its operations. The Company reduced long-term debt by $153,142 during the nine months ended September 30, 1999 to $153,513 at September 30, 1999 while increasing its long-term lease obligation by $56,952 for a net decrease in long-term debt of $96,190. Management believes existing cash, funds generated by operations, and the available line of credit will be sufficient to fund Exigent's current operating requirements at least through the fiscal year ending December 31, 1999 and into the new fiscal year. Additional funds may be required to finance any acquisitions and major project start-ups. The Company is currently in discussions with several institutions to obtain financing for general corporate purposes, including acquisitions. There can be no assurance that definitive arrangements relating to this funding will be finalized or entered into on acceptable terms. Should such financing not be available, the Company will prioritize its future activities accordingly.

Results of Operations for the nine months ended September 30, 1999 and October 31, 1998. Sales for the nine months ended September 30, 1999 were $27,411,683, compared with $25,858,155 for the nine months ended October 31, 1998, an increase of 6%, and the mix of government and commercial sales changed significantly. The breakdown between government and commercial sales for each of the nine-month periods is as follows:


                September 30, 1999                  October 31, 1998
                -------------------                -------------------

   Government   $    23,689,661           86%       $     20,201,503         78%
   Commercial         3,722,022           14%              5,656,652         22%
                ================      ========     =================     =======
                $    27,411,683          100%       $     25,858,155        100%
                ================      ========     =================     =======


This revenue mix could move back to a higher percentage of commercial sales if the Company is awarded new commercial satellite projects. These projects have been delayed because they often are in need of funding and support from both vendors and investors.

Gross profit was up in line with the increase in revenue at $7,223,221 (26% of sales) compared to $6,648,250 (26% of sales) for the nine months ended September 30, 1999 and October 31, 1998, respectively. This increase in gross profit was the result of an increase in product sales in excess of $1,000,000 partially offset by the increase in product amortization of $579,243 from $870,145 to $1,449,388.

General and administrative expenses for the nine months ended September 30, 1999 were $6,439,644, 12% or $703,666 greater than expenses of $5,735,978 for the nine months ended October 31, 1998. This increase was due primarily to an increase in marketing expenses of $350,000 resulting from the release of several new products (OS/ICC, Calypso, Pluto and Interplay), attendance at more tradeshows than the previous year, and the marketing expenditures associated with the FotoTag product. In addition, there was an increase of approximately $400,000 of labor and related indirect cost associated with the establishment and staffing of a Chief Technical Office within the Company. These increases were partially offset by a decrease in labor in several corporate G&A organizations of approximately $50,000.

Research and development expenses for the nine months ended September 30, 1999 increased slightly from the first nine months of last year as the Company began investing in new products. Research and development expenses are expected to level off in the fourth quarter of 1999 as the Company moves from the research phase into the development phase with these new products.

Net income decreased slightly to $349,808 (1.3% of sales) for the nine months ended September 30, 1999 versus $399,046 (1.5% of sales) for the nine months ended October 31, 1998. This decrease was due primarily to the increase in G&A expenses.

Results of Operations for the three months ended September 30, 1999 and October 31, 1998. Sales for the three months ended September 30, 1999 were $9,121,721, compared with $9,361,584 for the three months ended October 31, 1998, a decrease of 3%, and the mix of government and commercial sales changed significantly. The breakdown between government and commercial sales for each of the three-month periods is as follows:


               September 30, 1999                October 31, 1998
               -------------------              -------------------

   Government   $    8,241,449        90%       $     7,785,481              83%
   Commercial          880,271        10%             1,576,103              17%
               ================     ========    =================       ========
                $    9,121,720       100%       $     9,361,584             100%
               ================     ========    =================       ========


This revenue mix is expected to move back to a higher percentage of commercial sales following the award and start-up of new commercial satellite projects.

Gross profit was down significantly at $2,493,150 (27% of sales) compared to $2,893,263 (31% of sales) for the three months ended September 30, 1999 and October 31, 1998, respectively. This decrease was due to the increase in the amortization expense associated with product development of $192,983 during the quarter ended September 30, 1999. In addition, the revenue posted for the quarter ended October 31, 1998 included a year to date adjustment of $681,000 associated with the change in the presentation of revenue from estimated to actual indirect expenses.

General and administrative expenses for the three months ended September 30, 1999 were $2,078,412, 21% or $536,318 less than expenses of $2,614,730 for the three months ended October 31, 1998. The decrease was due largely to the adjustment from estimated G&A expenses to actual G&A. This change in the presentation of expenses was done for the year to date expenses in the quarter ended October 31, 1998.

Net income increased significantly to $149,851 (1.6% of sales) for the three months ended September 30, 1999 compared to $73,479 (0.8% of sales) for the three months ended October 31, 1998. This increase was due to the decrease in the G&A expenses.

SUBSEQUENT EVENTS

On October 7, 1999 the Company announced a corporate reorganization into three business units: STI, space and defense services; FotoTag, airport operations; and a new information technology unit which will include a service element and M/Ware as its product element. This new structure enhances Exigent's focus on developing and supporting its leading products and technical services for these three distinct marketplaces.

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

Management believes that the employment benefits offered by Exigent remain above the level of its competition and should help to retain existing employees and to attract new employees. Overhead costs for benefits are expected to decrease as a percentage of total labor for the fiscal year ending December 31, 1999 as compared to the eleven months ended December 31, 1998 with the adjustments made earlier in the year in the structure of the benefits offered. Management believes that it is important to maintain the benefits at the current level, but to do so and hold costs stable in the face of the increasing cost of health care will be a management challenge.

The Company's current long-term business plan is to seek opportunities for growth and diversification of its product and service offerings through internal growth and acquisitions. To implement its long-term growth strategy, the Company may need to raise capital through private or public debt and/or equity financing(s). The Company's application to the Nasdaq Stock Market for listing on the Nasdaq SmallCap Market was approved during the first quarter and trading on the Nasdaq SmallCap Market in both the Company Common Stock and Warrants began on March 1, 1999 under the symbols "XGNT" and "XGNTW", respectively. The company's Warrants will expire on January 31, 2000. Assuming our Common Stock continues to trade at a price which is higher than the exercise price for the Warrants the Company anticipates cash raised from the purchase of the underlying shares to accelerate in the last quarter of 1999 and the first quarter of 2000.

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

o Our revenues could decrease if we are unable to license technology and software required to produce our products and deliver our services.
o Competition for and failure to hire qualified technical personnel may result in higher costs and lower revenue.
o    We  may  incur  unexpected costs in connection with  correcting  Year  2000 problems.
o Our anti-takeover provisions may discourage a third party from acquiring our shares at a favorable price.
o If we fail to estimate accurately our actual costs for fixed price contracts, we may incur losses on these contracts.
o If we are unable to obtain additional financial resources we may not be able to implement our product development and growth plans.
o Default on loan agreements may accelerate loan repayments, causing a cash shortfall.
o    Anticipated acquisitions may be delayed or not achievable.
o Results from anticipated acquisitions may be less than expected and integration of acquisitions may prove more difficult and/or expensive than anticipated.

Risks Related to the Industry

o Because most of our customers are engaged in the space industry, our financial results and stock price could be materially adversely affected if this industry does not continue to grow.
o We operate in an industry with rapidly-changing technology. If we fail to adapt to technological changes within the industry our products may become obsolete or unmarketable, which could have a material adverse effect on our financial results.
o Intense competition for limited number of customers may cause us to lose projects or result in decreased revenues.
o Our customers in the satellite and telecommunications industry are subject to significant US and foreign government regulation including, without limitation, export controls. Changes in these regulations may make our products or services unsuitable for a customer's needs or otherwise decrease demand for our products of services.

Year 2000 Issues

Some existing computer programs will be unable to recognize dates properly in the Year 2000 ("Y2K") and beyond. During 1997, Exigent conducted an informal study of its products, systems and operations, including products under development, to improve their business functionality, to identify those of its computer hardware, software and process control systems that do not properly recognize dates after December 31, 1999, and those that are linked to third parties' systems. Based on this informal study, Exigent recognized that the OS/COMET product required certain modifications to be Y2K compliant. Those modifications have been made to the software and are available in the current release, Version 3.5. Exigent has also initiated communications with certain third parties whose computer systems' functionality could adversely impact the Company. These communications, which the Company completed during the third quarter of 1999, will facilitate coordination of any necessary Y2K conversions and will, additionally, permit Exigent to determine the extent to which the Company may be vulnerable to the failure of third parties to address their own Y2K issues. The Company completed its review of all desktop-computing resources during the third quarter of 1999. Due to the fact that the Company believes it has secured sufficient resources to address the Y2K issue as it relates to its own computer systems and certain third parties whose computer systems' functionality could adversely impact the Company, the Company does not believe that contingency planning is warranted at this time. The results of its review of all desktop-computing resources may reveal the need for contingency planning at a later date. The Company will evaluate the need for contingency planning based on the progress and findings of its review.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

1. Exigent Warrants currently trading on the Chicago Stock Exchange as XNTWS and on the Nasdaq SmallCap as XGNTW will expire on January 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Number   Exhibit
------   -------
10 Loan Agreement dated August 12, 1999 between Software Technology, Inc., Exigent International, Inc., FotoTag, Inc. and The Huntington National Bank

27       Financial Data Schedule

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Exigent International, Inc.


November 5, 1999   By:             /s/ B.R. Smedley
----------------       --------------------------------------------------------
Date                      B.R. "Bernie" Smedley, Chief Executive Officer



November 5, 1999   By:             /s/ Jeffery B. Weinress
----------------       --------------------------------------------------------
Date                      Jeffery B. Weinress, Chief Financial Officer


November 5, 1999   By:             /s/ Sally H. Ball
----------------       --------------------------------------------------------
Date                      Sally H. Ball, Principal Accounting Officer