Form 10-K
period 1999-12-31
EXIGENT INTERNATIONAL INC
filed 2000-03-22
CIK 1015854

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X]     Annual   report    pursuant   to  Section   13  or  15(d)  of  the
             Securities  and  Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                                       OR

     [  ]    Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from. . . . . . . . . to . . . . . . . . . . . . . . .

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

        (Registrant's telephone number including area code) 321-952-7550

           Securities registered pursuant to Section 12(b) of the Act:

       Title of  securities                        Exchanges on which registered
Common Shares, $0.01 par value per share               Nasdaq SmallCap Market
                                                     The Chicago Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, $0.01 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         As of March 1, 2000, the aggregate market value of the Common Stock of the Registrant (based upon the average bid and ask prices of the Common Stock as reported by the market makers) held by non-affiliates of the Registrant was approximately $32,608,342.

         The number of shares outstanding of the registrant's Common Stock on March 1, 2000 was 5,715,411.

                       Documents Incorporated by Reference

         Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held June 23, 2000 (to be filed with the Securities and Exchange Commission on or before May 1, 2000) are incorporated by reference into
Part III hereof.

================================================================================



                                                               TABLE OF CONTENTS

PART I                                                                                                  Page No.
                                                                                                        --------
Item 1.    Business                                                                                           3

Item 2.    Properties                                                                                        21

Item 3.    Legal Proceedings                                                                                 21

Item 4.    Submission of Matters to a Vote of Security Holders                                               21

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                             22

Item 6.    Selected Financial Data                                                                           23

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations             24

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk                                        28

Item 8.    Financial Statements and Supplementary Data                                                       28

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures             51

PART III

Item 10.   Directors and Executive Officers of the Registrant                                                51

Item 11.   Executive Compensation                                                                            51

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                    51

Item 13.   Certain Relationships and Related Transactions                                                    51

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  52

SIGNATURES                                                                                                   56


PART I

Item 1.  Business

         The Business section, Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain certain statements that are not historical facts, but which are "forward-looking statements," and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or current expectations of Exigent International, Inc., a Delaware corporation, and its subsidiaries, and its directors, officers and management, with respect to its future operations, performance or position. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether express or implied, will be achieved. All references to "Exigent" or "we" or "our" or "us" refer to Exigent International, Inc. or its subsidiaries.

The Company

         Exigent is a holding company, incorporated on March 25, 1996 to capitalize on emerging high-technology opportunities. Exigent was formed by Software Technology, Inc., a Florida corporation ("STI"), to acquire and hold all of its issued and outstanding stock. On January 30, 1997, Exigent acquired all of the issued and outstanding STI stock in exchange for 3,486,600 Exigent Common Shares, par value $0.01 per share (the "Common Shares") and 697,320 Exigent Class A Preferred Shares, par value $0.01 per share (the "Preferred Shares") (the "Exchange"). In the Exchange, Exigent also issued 1,070,270 Common Share Purchase Warrants (the "Warrants") expiring on January 30, 2000. Each Warrant was convertible into one Common Share at $3.00 per Warrant. Prior to the expiration date, the holders of Warrants converted 798,560 Warrants into a like number of Common Shares thereby raising $2,395,680 in additional capital.

         As shown in the following chart, Exigent presently operates through three wholly owned subsidiaries. These are STI, a Florida corporation, FotoTag, Inc., a Delaware corporation ("FotoTag"), and Exigent Solutions Group, Inc., a Nevada corporation ("ESG"):

                           Exigent International, Inc.
          |-----------------------------|-------------------------------|
          |                             |                               |
Software Technology, Inc.    Exigent Solutions Group, Inc.        FotoTag, Inc.


         Exigent, through STI, has designed and deployed satellite command and control and telecommunications systems for more than twenty years. We have provided ground control solutions for dozens of commercial and government projects, ranging from single spacecraft to the largest satellite constellations. As worldwide demand for satellite-based applications has increased, we have responded by developing a suite of commercial-off-the-shelf ("COTS") products based on our experience in building such systems. Our engineers also provide system integration support for customers throughout the United States.

Recent Developments

         In June 1999, we suspended system engineering work on the Teledesic satellite program in response to the decreased activity in the commercial space industry during the fiscal year ended December 31, 1999. We had been participating in a Strategic Alliance Agreement with Motorola since February 1998 under which we supplied system design and command and control architecture services for Motorola's future satellite constellations which included their activities in support of the Teledesic program. The subsequent financial and financing difficulties experienced by other satellite constellation operators and developers resulted in Exigent taking a series of actions to reposition itself:

o To enhance our focus on developing and supporting our leading products and technical services in the three distinct marketplaces in which we operate, Exigent was reorganized into three business units: space and defense services (STI); information technology ("IT")(ESG); and airport operations (FotoTag);

o To strengthen our management team, we hired Larry Whitfield (formally of Lockheed, Tektronix and Harris Corporation) as President of STI and we expanded STI's sales and marketing team to position us to grow revenues at a faster pace;

o As a result of our strategy to place more emphasis on international markets, we recently received our first overseas contracts in Australia and Korea;

o As a result of our software-defined radio (SDR) Domain Manager Tool Kit being selected by a Raytheon-lead consortium as the backbone for development of a new generation of digital radio for the U.S. military in the 21st century, we set up a special business unit to pursue opportunities in this technology; and

o Finally, in order to expand our reach into the commercial sector and develop new vertical market opportunities for our products and services, we acquired GEC North America Corporation ("GEC"), a systems integrator of
     Oracle(R) -based solutions. This marked an important step in the implementation of our IT initiative, resulting in the combination of our IT business units with GEC to form ESG. GEC complements our existing government IT business, our enterprise engineering and our command-and-control software IT.

Software Technology Inc.

         Since its formation in 1978, STI has provided custom and COTS software, systems engineering, and software engineering services to a wide range of industrial and government entities, including:

o agencies and departments of the U.S. government that use satellites for research, communication, or in defense programs;

o commercial telecommunication companies, particularly those focused on low-earth-orbit ("LEO") satellite systems providing wireless telephone services and paging;

o commercial and government customers that require Management Information Systems ("MIS") and data base development services;

o commercial launch facilities and contractors that provide commercial launch services;

o    aerospace and defense  contractors that develop  computerized  weaponry and
     defense  systems  employing  satellite   technology,   especially  embedded
     software systems;

o Value Added Resellers ("VARs") and strategic partners that develop custom or specialized computer applications; and

o    engineering  firms  that  require software design and development services.

         In addition to providing general-purpose and customized engineering solutions, we have developed the OS/COMET(TM) family of products. This suite of COTS command and control software products is our flagship software offering. This related group of software products was originally developed to support satellite ground stations and to integrate and test spacecraft systems. Over the years, however, OS/COMET has evolved into a multi-dimensional general purpose, integrated tool set. These COTS programs provide a real-time command, control, and data acquisition environment for government and commercial solutions. OS/COMET products can be further adapted for use in many complex ground or space control situations. OS/COMET executes on POSIX-compliant UNIXTM workstations and makes extensive use of the "X Window System" and the "OSF/Motif" graphical user environment standards. OS/COMET currently includes the following family of products:

         OS/COMET is currently used in two of the world's largest satellite constellations, Iridium(R) and Global Positioning System ("GPS"). Iridium is a global wireless communication system built by a consortium of investors lead by Motorola. Iridium offers customers local voice calling and paging anywhere on the planet through a constellation of 66 LEO satellites (plus six on-orbit spares). We were also selected by Motorola to become its preferred supplier of command and control software for its Celestri project and other future communication systems projects (including Teledesic, a constellation of broadband satellites conceived to be the "Internet in the Sky") because of our long standing relationship with them.

         Our OS/COMET products were also selected to upgrade the ground station software for the U.S. Air Force's NAVSTAR GPS project. NAVSTAR GPS is a 24-satellite GPS constellation which provides worldwide all-weather positioning, and navigation data. NAVSTAR GPS's 24 satellites provide worldwide navigation data for military and civilian aircraft, spacecraft and land and marine applications.

         We also produce OS/COMET Solo, which is specifically designed for the user who requires just one satellite, one test fixture, or some similar single-use application. It offers a straightforward migration path to OS/COMET, ensuring simple and easy future expansion of the system.

         OS/ICC ("Integrated Control Center") is a versatile, extensible, and scaleable suite of services and equipment that combines industry-leading hardware and software products into an integrated solution. OS/ICC may be used

"out of the box" in its standard form, or may be customized for special customer use applications. OS/ICC is intended to provide seamless software and hardware reuse and automation across a satellite's entire mission life-cycle, from early mission planning and modeling, through vehicle testing and on-orbit spacecraft management. OS/ICC is designed to handle projects ranging from single satellites to large constellations.

         Calypso and Calypso Pro products are telemetry data decommutation and distribution tools; the "Pro" suffix indicates an extensible version of the basic product. These products are cost-effective, easy-to-use and are designed for single-node applications and test beds that do not require the complex functionality of the more advanced products such as OS/COMET or OS/COMET Solo.

         The Pluto Satellite Tool Kit ("Pluto") deploys complex model architecture and numerous core components for the creation of "virtual satellites." The satellite models generated by Pluto can be crafted so that they are identical to actual spacecraft. Pluto's object-oriented architecture breaks a satellite into a set of user-defined sub-systems using standard object-oriented programming techniques.

Exigent Solutions Group

         In 1999, we formed ESG as an information technology service and products company. In December 1999, ESG began offering Enterprise Resource Planning ("ERP") implementation services following its acquisition of GEC. GEC, a Charlotte, NC-based consulting and systems integration firm, is recognized as an implementor of ERP solutions using Oracle Applications. ESG currently provides the following services: integrated management consulting; design and development of Internet commerce solutions; implementation and integration of packaged software solutions; design and development of custom software solutions; and implementation of ERP systems and production support. (See Risk Factors - Risk specific to ESG and Industry Related Risks Specific to ESG).

         ESG also carries the products developed by MiddleWare Solutions, Inc. ("Mware"). Mware develops inexpensive, high-performance message-oriented products and distributes them directly to the end-user over the Internet or on compact disks ("CD's") through the mail. MWare's first product was ActiveMTM for Windows. ActiveM is a publishing subscribing tool that provides an application-transparent messaging facility for ActiveX environments such as Microsoft(R) Visual C++ and Inprise's C++ Builder 3. ActiveM makes sophisticated cost-effective networking available to millions of application developers who currently work in the Windows world. ActiveM's target customer base includes computer programmers who develop software for the high-volume commercial marketplace (business applications, games, etc.), as well as those programmers producing various scales of in-house applications. ActiveM supports virtually all network types and topologies, whether local-area networks (LAN), wide-area network (WAN), or the WorldWide Web. ActiveM is included in the ESG product offering.

FotoTag

         FotoTag was formed in 1997 to provide improved efficiency and security in the public transportation environment. FotoTag develops and markets a passenger/baggage reconciliation system, "FotoTag(R)", for use by airlines, airports, and other commercial transportation systems such as cruise lines and railroads. FotoTag products and services may be sold to foreign and domestic airlines, as well as foreign and domestic agencies that control airports and airport security. The FotoTag system is primarily used as an airport passenger/baggage reconciliation system.

         In the future, we expect that FotoTag will provide enhanced departure control facilities to improve passenger servicing and reduce airline and airport management costs. The current system utilizes IATA-standard barcode, "smart card" technology, radio-frequency identification (RFID) technology, and compressed digital photography. The FotoTag system captures passenger images and reconciles this visual information with a traveler's itinerary, baggage, and travel related documents.

SOFTWARE DEVELOPMENT

         During the last three years, we have invested substantial resources to develop and enhance the software products which we believe are commercially marketable. Generally, most of our software development relates to tracking, command and control systems, "horizontal products", which our STI subsidiary is developing for the ground and space segments of the aerospace/defense industry.

Currently our "horizontal" product suite is applied only in one "vertical" market. We believe that other "vertical" market applications, such as utilities and inventory intensive applications, as well as providers in the telecommunications industry, can utilize these products. (See Risk Factors - Our Products may not be accepted by the market).

         We  capitalized  $2,144,253,  $3,905,349,  and  $1,149,685  of  product development in our fiscal years ended December 31, 1999, December 31, 1998 and January 31, 1998, respectively. These amounts include investments allocated to each of: the OS/COMET family of products, ActiveM, and FotoTag.

         We expensed $271,576, $180,671, and $47,854, on internally sponsored research and development during our fiscal years ended December 31, 1999, December 31, 1998, and January 31, 1998, respectively. These expenditures were made so that we could evaluate new products and services as well as update and expand our current technologies.

         In addition to the funds we invested in software development, we invested more than $1,500,000 during the past two years to develop advanced systems engineering for future constellations in accordance with a Strategic Alliance Agreement with Motorola. (See Risk Factors - Length of Sales Cycle).

MARKETING AND SALES

         We rely upon our senior corporate management, sales and marketing personnel, project managers and senior technical staff to carry out our marketing program. Our marketing program includes the development and execution of marketing plans, proposal presentations and the performance of marketing related tasks. These individuals are responsible for collecting information concerning requirements of current and potential customers in the course of contract performance and formal and informal briefings, from published literature and through participation in professional and industry organizations. Our senior management then evaluates this information, identifies potential business opportunities and coordinates proposal efforts. The primary source of business in our existing markets is referred to us by existing customers. Additionally, we advertise extensively in various industry publications and participate in numerous trade shows.

         We distribute our products and services and license our products indirectly, through VARs, and directly to end-users. (See Risk Factors - Proprietary Rights).

REVENUE SOURCES

         Our revenues are currently dependent on four significant customers, the Naval Research Laboratory (the "NRL"), Allied Signal Technical Services ("Allied"), Lockheed Martin Corporation ("Lockheed") and a proprietary government organization. Three of which, individually, accounted for more than 10%, and in the aggregate, accounted for more than 73% of our consolidated revenues for the fiscal year ended December 31, 1999. The loss of any of these customers would have a materially adverse affect on our business, results of operations and financial condition. (See Risk Factors - Significant Revenue Derived from Government Contracts).

         During 1998, we entered into a contract with a fourth proprietary government customer, for a period which may extend through October 2003. The initial estimated value of this contract was $7,500,000. We are currently in the second full year of the contract and our relationship with this client continues to be good. Under the contract we primarily provide applications system engineering related to the client's MIS. (See Risk Factors - Performance of Government Contracts may require Security Clearance).

         STI has several contracts with the NRL. Our largest contract with the NRL relates to space systems applications and operations, and was renewed in May 1998 for five years. In addition to space applications and operation services, STI provides the NRL with IT development and maintenance services. STI's principal IT assignment has been replacing NRL's Job Cost Accounting system. STI has developed a state-of-the-art Oracle-based information system running on a cluster of UNIX database servers, employing multiple NT and LINUX Web servers with user interfaces implemented on Web-centric technologies. Our principal contract with the NRL provides for us to perform services during the next five years, with a total estimated cost of $57,167,518 and a fixed fee of $4,370,901. As of December 31, 1999, STI received cost payments and fees in the aggregate of $27,049,161 under the contract. Fees on this contract are billed at approximately 7.5% of costs.

         STI also receives revenues from Allied under various purchase orders. For the fiscal year ended December 31, 1999, Allied paid us approximately $3,952,065, while approximately $1,686,553 remains in backlog under existing purchase orders. The contract with Lockheed relates to a GPS project with the U.S. Air Force for which Lockheed serves as one of the subcontractors and Boeing serves as the prime contractor. The contract commenced August 1995 and terminates September 30, 2000, unless modified by Lockheed. STI received $2,848,465 under this contract for the fiscal year ended December 31, 1999 with a funded backlog at that time of approximately $404,986. (See Risk Factors - Risks Specific to STI).

         ESG currently has two revenue sources, an IT "task order" that was appended to the STI contract with the NRL and GEC's IT business. The performance of IT services for the NRL resulted in approximately $5,000,000 in revenue for the fiscal year ended December 31, 1999. The GEC portion, for the fiscal year ended December 31, 1999, was nominal due to the mid-December closing of that acquisition. GEC revenues for the entire year ended December 31, 1999 were approximately $5,400,000.

         See  "Item  7.  Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations" and Note 12 to the Financial Statements for additional information on our dependence on certain customers.

CONTRACTS

         A substantial portion of our revenues are derived from contracts and subcontracts with the United States Department of Defense (the "DOD") and other federal government agencies. Many of our contracts are competitively bid and awarded on the basis of technical merit, personnel qualifications, experience and price. Recently, the Federal Acquisition Streamlining Act of 1994 encouraged the use of "commercial" type pricing on dual use products. Our future revenues and income could be materially affected by changes in procurement policies, a reduction in government expenditures for our products and services, and other risks generally associated with federal government contracts. (See the following Risk Factors - "Contracts Subject to Termination" and "Funding Subject to Government Regulation").

         Our contracts with the federal government range from one to five years. Such contracts may be conditioned upon continued availability of congressional appropriations. Any variance between anticipated budget and actual congressional appropriations may result in a delay, reduction or termination of such contracts. Until differences between budget requests and appropriations are resolved, contractors often experience revenue uncertainties with respect to available contract funding during the first quarter of the government's fiscal year beginning October 1.

         Our federal government contracts may be structured as: cost-reimbursement contracts, time and materials contracts and fixed price contracts. Cost-reimbursement contracts provide for reimbursement of costs (to the extent allowable, allocable and reasonable under Federal Acquisition Regulations) and the payment of a fee. The fee may either be fixed by the contract (cost plus fixed fee) or variable, based upon cost control, quality, delivery and the customer's subjective evaluation of the work (cost-plus-award fee). Under time and materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed (generally without fee) for the cost of materials purchased to perform the contract. Under a fixed price contract, we agree to perform certain work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. Revenues generated from contracts with the federal government or its prime contractors for the fiscal year ended December 31, 1999, were approximately 73.7% from cost-reimbursement contracts, approximately 20.2% from time and materials contracts and approximately 6.1% from fixed price contracts of total revenues. (See Risk Factors - Contracts Subject to U.S. Government Regulation).

         Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, we have not experienced any material cost recovery disallowances for audits conducted through fiscal 1997.

         Our federal government contracts may be terminated, in whole or in part, at the convenience of the government. If a termination for convenience occurs, the government is generally obligated to pay our costs under the contract plus a pro rata fee based upon the work completed. When we participate as a subcontractor, we risk termination of the contract if the prime contractor does not perform its contract duties. Similarly, when we act as a prime contractor, or employ subcontractors, we risk termination of the contract if a subcontractor does not perform its subcontracting duties. (See Risk Factors - Contracts Subject to Termination without Cause).

         Some of our contracts with the federal government contain options that are exercisable at its discretion. An option may extend the period of performance for one or more years for additional consideration on terms and conditions similar to those contained in the original contract. An option may also increase our duties and assign us new tasks. In our experience, options are commonly exercised by the government.

         Our federal government contracts require that we maintain adequate security measures. We have implemented security procedures that we believe are adequate to satisfy the requirements of our federal government contracts.

         All of our commercial contracts are either time and material or fixed price agreements. These agreements generally call for a specified set of requirements to be delivered at a negotiated price. Under time and materials contracts, we receive a fixed amount by labor category for services performed and we are reimbursed (generally without fee) for the cost of materials purchased to perform the contract. Under a fixed price contract, we agree to perform certain work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. These contract types are typically broken down into milestones with payments made at each milestone. These milestones are generally referred to as earned value milestones and are commonly used to benchmark progress, help a customer track status, and provide trigger points for payments. (See Risk Factors - Industry Related Risks of STI).

         Over the past five years, STI has entered several contracts with Motorola. Some of the contracts were fixed price contracts and some were time and material contracts. Most of the revenues generated by Motorola contracts during the past five years were received under an agreement executed in February 1994, pursuant to which, STI agreed to provide Motorola with satellite and ground control software for the system control segment of the Iridium Communications System. As of December 31, 1999, STI received approximately $45,447,645 from Motorola under this and other contracts. The development on Iridium was completed during the eleven months ended December 31, 1998. STI continued to be covered under a maintenance agreement and through a time and material contract for the year ended December 31, 1999 with Motorola. We are unable to accurately predict the continuance of coverage under a maintenance agreement with Motorola because of the uncertain situation surrounding the Iridium reorganization. In addition to STI's business with Motorola, we entered into a strategic alliance agreement with Motorola in the pursuit of developing space program technology, particularly the Teledesic project. Over a period of eighteen months we invested more than $1,500,000 in connection with this agreement. After thoroughly reviewing the circumstances related to our investment as well as discussing the matter with Motorola, we determined the investment was impaired. As a result, we chose to write down $1,000,000 in the fourth quarter of the fiscal year ended December 31, 1999, to account for such impairment.

         FotoTag generated limited revenues in the fiscal year ended December 31, 1999, based on the development plans and schedule to incorporate customer features and functionality. The revenues generated were through a contract testing the FotoTag product with the Federal Aviation Administration (the "FAA") and an international airline. We completed testing with the FAA and are currently discussing an ongoing relationship with them. Because we view this as a limited opportunity we have adjusted the carrying value by approximately $380,000 during the fourth quarter ended December 31, 1999.

Backlog

         As of December 31, 1999, and December 31, 1998, we estimate that our firm backlog orders were $19,011,492 and $14,040,033, respectively. Approximately $13,188,846 of our backlog in the fiscal year ended December 31, 1999 relates to the unfunded portion of awarded government contracts. Over the next two to three years we expect that $27,370,117 in unawarded task orders will be funded and awarded in connection with our direct contract with the NRL. (See Risk Factors - Estimated Backlog under Government Contracts).

Regulatory Environment

         Pluto and OS/COMET are subject to export control regulations pursuant to the International Trafficking and Arms Regulation administered by the U.S. Department of State. Regulatory changes could materially adversely affect our operations by restricting sales and marketing efforts. Changes in, or our failure to distribute products in compliance with, applicable export regulations could have a material adverse effect on our business, financial condition and results of operations. The delays inherent in this governmental approval process have in the past caused, and may in the future cause the cancellation, postponement or rescheduling of the installation of ground station systems for our customers. This may have a material adverse effect on the sale of our products to such customers. (See Risk Factors - Planned International Operations May Not Succeed).

         We believe that our business operations are in material compliance with applicable governmental regulations. We are not aware of any pending legislation that if enacted could have a material adverse effect on our business, financial condition and results of operations.

Employees

         As of December 31, 1999, we had 307 employees. None of our employees are represented by a union and we consider our relationship with employees to be good.

RISK FACTORS

Risks Specific to STI

A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government.

         The following table lists the approximate revenues, as a percentage of our total revenues, derived from contracts funded by the U.S. government and by one particular agency of the U.S. government, the NRL for fiscal years 1998(A), the year ended January 31, 1998, 1998(B), the eleven months ended December 31, 1998, and 1999.


                                           Year ended            Eleven months ended            Year ended
                                            12/31/99                   12/31/98                 1/31/1998
                                        ---------------------  -------------------------    -------------------
Government:
         Revenue                             $    31,498,070            $    24,698,289          $  23,113,510
         Cost of Sales                           (22,755,716)               (18,512,619)           (17,842,830)
                                        ---------------------  -------------------------    -------------------
         Gross Profit                        $     8,742,354            $     6,185,670          $   5,270,680
                                        =====================  =========================    ===================
         Gross profit as % of sales                     27.8%                      25.0%                  22.8%

                                           Year ended            Eleven months ended            Year ended
                                            12/31/99                   12/31/98                 1/31/1998
                                        ---------------------  -------------------------    -------------------
Commercial:
         Revenue                                   4,653,208                  6,440,794             12,635,209
         Cost of Sales                            (5,432,387)                (4,887,718)            (8,578,956)
                                        ---------------------  -------------------------    -------------------
         Gross Profit                        $      (779,179)            $    1,553,076           $  4,056,253
                                        =====================  =========================    ===================
         Gross profit as % of sales                    -16.7%                      24.1%                  32.1%

         We expect that U.S. government contracts are likely to continue to account for a significant portion of our revenues in the near future. Accordingly, our financial performance may be adversely affected by changing U.S. government procurement practices and policies as well as declines in defense agency spending. The factors that could have a material adverse effect on our ability to win new contracts with the U.S. government, or retain existing contracts, include the following: budgetary constraints; changes in government funding levels, programs, policies or requirements; technological developments; the adoption of new laws or regulations; and general economic conditions.

         In addition, some of our contracts individually contribute a significant percentage of our revenues. Two of our largest contracts generated approximately 66.5% of our revenues for fiscal year 1998(B) and 62.6% of our revenues for the fiscal year 1999. This includes one contract that generated approximately 47.3% of our revenues for fiscal year 1998(B) and 49.1% of our revenues for fiscal year 1999. A relatively small number of large U.S.
government contracts are likely to continue to account for a significant percentage of our revenues in the future. Termination of any of these contracts or our inability to renew or replace these contracts when they expire, could have a material adverse effect on our business, financial condition, or results of operations.

Our contracts and subcontracts that are funded by the U.S. government are subject to termination without cause by the government.

         All of our contracts and subcontracts that are funded by the U.S. government are subject to termination for "convenience," meaning termination without cause. Should a contract be terminated without cause, we would be reimbursed for allowable costs incurred through the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to work actually performed. Termination of any of our large government contracts could have a material adverse effect on our business, financial condition, or results of operations.

Our contracts and subcontracts that are funded by the U.S. government are subject to government regulations.

         Government   contracts   require   compliance  with  various   contract
provisions and procurement regulations. The adoption of new or modified procurement regulations could have a material adverse effect on our business, financial condition, and results of operations or increase the costs of competing for or performing government contracts. Any violation of these regulations could result in the termination of the contracts, imposition of fines and/or exclusion from government contracting and government-approved subcontracting for some specific time period. Most government contracts are subject to modification or termination in the event of changes in funding, and our contract costs and revenues are subject to adjustment as a result of audits by the Defense Contract Audit Agency and other government auditors. We reflect any adjustments required by such audits in our financial statements. Although we have not yet been required to make any material audit adjustments, there is no assurance that such adjustments will not be required in the future. The award of government contracts also is subject to protest by competitors, which can result in the re-opening of the bidding process, unanticipated legal costs, or the award of a contract to a competitor.

Our contracts and subcontracts that are funded by the U.S. government are subject to a competitive bidding process.

         Government contracts generally are awarded to us through a formal competitive process in which we may have many competitors. Upon expiration, government contracts may be subject, once again, to the competitive process. We cannot assure you that we will be successful in winning contract awards or renewals in the future. Our failure to renew or replace these contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

         Our contracts and subcontracts with federal government agencies are subject to competition and are awarded on the basis of technical merit, personnel qualifications, experience, and price. Our business, financial condition and results of operations could be materially affected by changes in procurement policies, a reduction in funds available for the services that we provide, and other risks generally associated with federal government contracts. New government contract awards are also subject to protest by competitors at the time of award. This can result in the re-opening of the competition or evaluation process or the award of a contract to a competitor. We consider bid protests to be a customary element in the process of procuring government contracts.

Our contracts and subcontracts that are funded by the U.S. government are subject to the budget and funding process of the U.S. government.

         Many of the U.S. government programs in which we participate as a contractor or subcontractor extend for several years, but are funded only on an annual basis. Accordingly, our contracts and subcontracts are subject to termination, reduction, or modification in the event of changes in the government's requirements or budgetary constraints. Additionally, when we participate in a project as a subcontractor, we are subject to the risk that a prime contractor may fail or be unable to perform the prime contract.

         In addition to the right to terminate, government contracts are conditioned upon the continuing availability of Congressional funding. Congress usually allocates funds on a fiscal-year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded, and additional funds are normally committed to the contract by the procuring agency as funds are made available by Congress for future fiscal years. In addition, contractors often experience revenue uncertainties during the first quarter of the U.S. government's fiscal year, which begins October 1, until differences between budget requests and appropriations are resolved. To date, Congress has funded all years of the multi-year major program contracts for which we have served as prime contractor or subcontractor, although there is no assurance that this will be the case in the future.

The estimated backlog under our government contracts is not necessarily indicative of revenues that will actually be realized under the contracts.

         Many of our government contracts are multi-year contracts and contracts with option years, and portions of these contracts are carried forward from one year to the next as part of our contract backlog. Backlog means the total value of all contracts less the revenues earned on those same contracts. The estimated backlog under a government contract is not necessarily indicative of revenues that will actually be realized under that contract. Congress normally appropriates funds for a given program on a fiscal-year basis, even though actual contract performance may take many years. As a result, contracts ordinarily are only partially funded at the time of award, and additional monies are normally committed to the contract by the contracting agency as Congress makes appropriations in subsequent fiscal years. There can be no assurance that Congress will appropriate funds or that procuring agencies will commit funds to our government contracts for their anticipated terms. In addition, most of our government contracts have an initial term of one year plus a number of option years. We cannot assure that the government will extend a contract through its option years. Certain of our large contracts provide that we will not receive payment until the services under those contracts are requested and performed. There is no assurance that cancellations or adjustments in the terms of these contracts might not occur. In addition, our services under these contracts may not be requested at the anticipated levels in the future.

Performance of some of our government contracts may require security clearance.

         Some of our contracts with government agencies require that some of our employees and procedures meet security clearance requirements. If problems, such as delays or denials, develop in connection with meeting security clearance requirements, the government could materially limit our ability to perform these contracts.

Our commercial contracts are subject to competition and strict performance requirements.

         Although a significant portion of our revenues are generated from the sale of our services and products in commercial markets, there is no assurance that we will continue to compete successfully in these markets. Many of our commercial contracts are for a fixed price. We are therefore subject to substantial risks relating to unexpected cost increases and other factors outside of our control. We may fail to anticipate technical problems, estimate costs accurately, or control costs during performance of a fixed price contract. Any of these failures may reduce our profit or cause a loss under our commercial contracts. In addition, our revenues on fixed price contracts are recognized on a percentage-of-completion basis. This means that the company calculates a ratio of costs incurred to costs expected to be incurred for each fixed price job and then multiplies that same ratio by the fixed price contract value to determine total revenue for each fixed price job. As a result, contract price and cost estimates on fixed price contracts are reviewed periodically as the work progresses, and adjustments are reflected in income in the period when the estimates are revised. To the extent that these adjustments result in a loss, reduction, or elimination of previously reported profits, we would recognize a charge against current earnings, which could be material and have a material adverse effect on our business, financial condition, or results of operations.

         In connection with certain commercial contracts, we may be required to obtain bonds, letters of credit, and similar guarantees. There is no assurance that we will be successful in obtaining these types of guarantees or that the guarantees available will be affordable in the future.

         We typically must agree to meet strict performance obligations and project milestones, which we may not be able to satisfy. Our failure to meet these performance obligations and milestones may permit the other party to terminate the contract and, under certain circumstances, recover liquidated damages or other penalties from us.

Intense competition in the satellite ground system industry could harm our financial performance.

         We experience significant competition. We believe that we are one of a few companies in the United States, which derive the majority of their revenue from the development of satellite ground systems. In addition to these companies, approximately twelve large aerospace/defense contractors have developed satellite control systems either in-house as primary contractors or through subcontractors. As a result, some of our competitors are also current or potential customers. Our competitors, which in many cases are customers as well, include the following:

o        Lockheed Martin Corporation;
o        Integral Systems;
o        Hughes Space Company;
o        Loral Space & Communications Ltd.;
o        Orbital Sciences Corporation;
o        AlliedSignal;
o        Computer Sciences Corporation;
o        Alcatel Espace;
o        Matra Marconi Space; and
o        Aerospatiale.

          Many of our competitors are significantly larger and have greater financial resources. Some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. We may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, several smaller companies have specialized capabilities in similar areas. Our products also face competition from certain off-the-shelf products developed by the government for satellite command and control. We cannot accurately predict how our competitive position may be affected by changing economic or competitive conditions, customer requirements, or technological developments. We principally obtain contracts and subcontracts through competitive procurements offered by the U.S. government or commercial enterprises. We cannot assure you that we will be able to compete successfully.

Our major products may not be accepted by the market.

         Our earnings growth depends upon market acceptance of our commercial off-the-shelf satellite telemetry, command and control software products, including our base product, OS/COMET and related products. Because the space industry has historically used customized software solutions, we cannot assure you that our potential customers will be interested in licensing these products. Whether potential customers will license our software depends on several factors, including:

     o    how well our products perform;

     o how well our products can be integrated into our customers' existing technologies; and

     o whether our customers can achieve cost savings and become more efficient by using our software.

The failure of potential customers to license our products would have a material adverse effect on our business, financial condition and results of operations.

The length of our sales cycle increases our costs and hinders our ability to procure contracts.

          We believe that the period of time between initial customer contact and the sale of software to the customer is typically between 12 to 18 months, and may sometimes take as long as 24 months. The reason for this is that a potential customer will conduct extensive and lengthy tests before deciding whether to purchase or license our product. While the customer is making its decision, our sales and marketing expenses may be significant. In addition, during this time period, there is a risk that space missions or projects will be cut back or terminated, that customer budgets will be reduced, or that a customer will decide that it no longer wants to purchase or license our product. If this occurs unexpectedly, particularly if the potential contract is significant, our business, financial condition and results of operations could be adversely effected.

We may not be able to protect our proprietary rights. We may infringe on the proprietary rights of other persons.

         Our success and ability to compete are dependent, in large part, upon our proprietary rights. To protect those rights, we rely primarily on a combination of copyrights, trade secret laws, trademarks, patents, employee confidentiality, non-competition and invention assignment agreements, third-party non-disclosure agreements and other methods. The steps taken by us may not be adequate and third parties may infringe or misappropriate our copyrights, patents and other proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available in every country in which our products will be sold or licensed. We may be forced to bring lawsuits to enforce our rights, which could result in substantial costs and take time and attention away from our business.

         We  also  may  be  accused  of  infringing  or   misappropriating   the
intellectual property rights of other persons. In our licenses and software development and distribution agreements with our resellers, we generally agree to indemnify those third parties for any expenses and liabilities that they incur from claims of infringement or misappropriation. The amount of our indemnity obligation may be greater than the revenues we receive under the contract. If we are sued for possible infringement or misappropriation of the rights of other persons, even if the claims are not valid, the lawsuit could result in substantial costs, take time and attention away from our business, cause us to delay shipments of products or require us to enter into costly royalty or licensing agreements. If a royalty or licensing agreement is required, and we cannot enter into a satisfactory agreement, our business, financial condition and results of operations could be adversely affected.

         We also license certain technologies and software products from third party developers. The agreements with these developers are generally non-exclusive and may be terminated at any time by either party upon written notice. If the developers terminate these agreements, develop other products that compete with our products or provide their products and expertise to our competitors, our business, financial condition or results of operations could be adversely affected. Further, we may be accused of infringing or misappropriating the intellectual property rights of other persons by using these licensed products. If we are sued for possible infringement or misappropriation of the rights of other persons, even if the claims are invalid, the lawsuit could result in substantial costs, take time and attention away from our business, cause us to delay shipments of products or require us to enter into a new costly royalty or licensing agreements. If a new royalty or licensing agreement is required, and we cannot enter into a satisfactory agreement, our business, financial condition and results of operations could be adversely affected.

         Any one of these consequences could have a material adverse effect on our business, financial condition or results of operations.

         Under some government contracts, we have developed software that i) we are commercializing, or ii) in the future we may decide to commercialize. In order to commercialize that software, we might need to invest additional research and development funds to re-market the software as a commercial product. If the product was developed using any government funding, government regulations and contract provisions may prevent us from selling the resulting product to any government agencies. If the primary market for a potential product is government agencies, we may not be able to recover invested funds through sale of the product. In addition, the government may acquire certain rights to those software programs developed by us under government contracts or subcontracts. Information relating to the programs or products may be disclosed to third parties, including our competitors.

We depend upon attracting and retaining a highly skilled professional staff.

         Our success depends in part upon our ability to attract, retain, train, and motivate highly skilled employees, particularly in the area of information technology. We face significant competition for employees with the computer and technology skills required to perform our services and create our products. In addition, we must often comply with provisions in government contracts, which require our employees to have specified levels of education, work experience, and security clearances. We cannot guarantee that we will be successful in attracting a sufficient number of highly skilled and qualified employees in the future. The loss of our key technical personnel, or our inability in the future to attract key employees or to relocate them as required by customers, could have a material adverse effect on our business, financial condition, or results of operations.

We may not be able to accurately predict the success of our wireless communications systems.

         A number of our commercial product markets in the wireless communications area, including our SDR products, have only recently begun to develop. Because these markets are relatively new, it is difficult to predict the rate at which these markets will grow, if at all. If the market for our products in the commercial wireless communications area fails to grow, or it grows more slowly than anticipated, our business, financial condition and results of operations could be materially adversely affected. Conversely, to the extent that growth in these markets results in capacity limitations in the wireless communications area, our business, financial condition and results of operations could also be materially adversely affected.

Industry Related Risks Specific to STI

Our success is dependent on the continued growth of the space industry.

         Since our customers are primarily concentrated in the space industry, our success will depend on the continued growth in the space industry software market. The space industry has grown rapidly in the past few years as a result of technological advancements. These advancements have lead to lower launch and satellite production costs and the decreased safety risks related to satellites. Further, the increased demand for advanced wireless and "broad band" communication services has caused growth in the space industry. If the space industry ceases to grow, the demand for our products will decrease. This may have a material adverse effect on our business, financial condition and results of operations. Further, we cannot accurately predict the space industry's potential size or future growth rate. We are also unable to accurately predict the future needs for satellite command software and related services.

We may be exposed to product liability or related claims with respect to our products.

         Our products are mission-critical parts of sophisticated and extremely expensive satellite systems. Should a satellite mission fail, or should the system's service become unavailable, due to a failure or malfunction in the ground system, we could be sued for product liability or related claims. Any products liability or related claim could have a material adverse effect on our business, financial condition, or results of operations. We have found obtaining insurance to cover products liability claims to be impractical.

Our products may become obsolete due to rapid technological change in the satellite industry.

         Any of our products could become obsolete at any time due to the rapid technological changes in the satellite industry. We may not be able to update our products quickly enough to remain competitive. The rapid pace of technological change in our industry exposes us to risk of loss due to the development of superior technologies by our competitors. We are also dependent upon technologies developed by third parties for integrating our ground systems with a variety of satellite systems. As land-based telecommunications services expand, demand for certain types of satellite-based services may be reduced. New technology used by our competitors could render satellite-based services less competitive by satisfying consumer demand in alternative ways, such as fiber optic and wire-based versus wireless, or through the use of telecommunications standards that are incompatible with existing satellite systems. In addition, our success depends upon our ability to introduce innovative products and services to the market on a cost-effective and timely basis.

Our planned international operations may be expensive and may not succeed.

         We have limited experience in marketing, selling and supporting our services in foreign countries. Development of such skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet infrastructure in foreign countries may be less advanced than the United States' Internet infrastructure. To date, we have not generated significant revenues from engagements with international clients. We recently opened offices in London and Singapore and we intend to expand our operations internationally in future periods by opening other international offices and hiring international management, strategic, technical, design, sales, marketing and support personnel.

         We may be unable to successfully market, sell, deliver and support our services internationally. If we are unable to expand our international operations successfully and in a timely manner, our business, financial condition and operating results could be seriously harmed. We will need to devote significant management and financial resources to our international expansion. In particular, we will have to attract and retain experienced management, strategic, technical, design, sales, marketing, and support personnel for our international offices. Competition for such personnel is intense, and we may be unable to attract and retain qualified staff.

         Moreover,   international  operations  are  subject  to  a  variety  of additional risks that could seriously harm our financial condition and operating results. These risks include the following:

o   problems in collecting accounts receivable;
o   the impact of recessions in economies outside the United States;
o   longer payment cycles;
o   fluctuations in currency exchange rates;
o   political instability;
o   unfamiliar governmental structures and laws;
o restrictions on the import and export of certain sensitive technologies, including ground control systems for satellite communications (see below); and
o seasonal reductions in business activity in certain parts of the world, such as during the summer months in Europe.

         Various agencies and departments of the U.S. government regulate our ability to pursue business opportunities outside the United States. Exports of space-related products, services, and technical information require licenses granted by the U.S. government. We do not currently have blanket authorization to export our products and services internationally. We cannot assure you that we will be able to obtain blanket export authorization in the future. In addition, we cannot assure you that we will be able to obtain necessary licenses or approvals on a per- transaction basis, and our inability to do so, or our failure to comply with the terms of the authorization when granted, could have a material adverse effect on our business, financial condition, or results of operations.

Risks Specific to ESG

We may not be able to adjust our fixed operating costs if our revenues decline.

         A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number or progress of our projects may cause significant variations in operating results in any particular quarter and could result in quarterly losses.

         An unanticipated termination of a major project, a client's decision not to proceed with a project we anticipated, or the completion during a quarter of several major client projects could require us to maintain underutilized employees which could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter based on such factors as:

o   the contractual terms and timing of completion of projects;
o   delays incurred in connection with projects;
o   the adequacy of provisions for losses;
o the accuracy of our estimates of resources required to complete ongoing projects; and
o   general economic conditions.

Our reputation and business may be damaged if we are unable to satisfy client expectations as a result of the increased size and complexity of the software solutions that we implement.

         The average dollar size of our solutions has grown significantly, while the timeframe for delivering solutions has generally decreased. As our client engagements become larger, more complex, and more time sensitive the development process becomes more difficult to manage. As a result, the likelihood and consequences of mistakes increase. Any inability by us to complete client solutions in a timely manner, any defects contained in the solutions we deliver and any other failure by us to achieve client expectations, would have a material adverse effect on our reputation with the affected client and generally within our industry. This could have a material adverse effect on our business, and our results of operations and our financial condition may suffer.

Our operating results may suffer as a result of our dependence on a limited number of client projects.

         We currently derive and expect to continue in the future to derive a significant portion of our annual and quarterly revenues from a limited number of clients for whom we perform large projects. Consequently, the loss of any principal client could have a material adverse effect on our business, financial condition and results of operations.

Competition from bigger, more established competitors who have greater financial resources could result in price reductions, reduced profitability and loss of market share.

         Competition in the eBusiness services market is intense. If we fail to compete successfully against our current or future competitors, our business, financial condition and operating results may be seriously harmed. We compete against companies selling electronic commerce software and services, as well as against corporate in-house development efforts seeking to engage in electronic commerce. We expect competition to persist and intensify in the future. We also cannot be certain that we will be able to compete successfully with existing or new competitors.

         Because relatively low barriers exist for companies seeking to enter our market, we expect many new companies to enter without much difficulty. We expect that competition will continue to intensify and increase in the future. Some large IT consulting firms have recently announced that they intend to focus more resources on eBusiness engagements. We are unable to guarantee that we will be retained by our existing or our future clients for later stages of work.

         The vast majority of our current competitors have longer operating histories, a larger client base, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies as well as changes in customer requirements. Our competitors may also be able to devote more resources to the development, promotion and sale of their services than we can. Those competitors who offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices thereby adversely affecting our operating margins.

         Some of our current and potential competitors also have established or may in the future establish cooperative relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, some of our competitors may develop services that are superior to, or have greater market acceptance than ours.

Our revenues may decline as a result of our client agreements which prevent us from providing services to their competitors.

         We sometimes agree not to perform services for competitors of our clients for limited periods of time, which have been as long as two years. These non-compete agreements reduce the number of our prospective clients as well as the number of potential sources of revenue. In addition, these agreements increase the significance of our client selection process because many of our clients compete in markets where only a limited number of entities gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, we are unlikely to receive future revenues in that particular market.

Our efforts to develop brand awareness of our services may not be successful.

         An important element of our business strategy is to develop and maintain widespread awareness of the ESG brand name. To promote our brand name, we plan to increase our advertising and marketing expenditures, which may cause our operating margins to decline. Moreover, our brand may be closely associated with the business success or failure of some of our high-profile clients, many of whom are pursuing unproven business models in competitive markets. As a result, if one of our high-profile clients experiences great difficulties or fails, our brand may be damaged. Our operating margins and our growth rate may decline if we fail to successfully promote and maintain our brand name as well as if we incur significant expenses related to our brand.

If businesses do not increase their use of the Internet as a means for conducting commerce, our revenues will be adversely affected.

         Our future success depends on the increased acceptance and use of the Internet as a means for conducting commerce. In the future, we intend to focus our services on the development and implementation of Internet strategies and solutions. If Internet commerce does not continue to grow, or grows more slowly than we expect, our revenue growth may slow or decline. As a result, our business, financial condition and results of operations may be materially adversely affected. Consumers and businesses may also reject the Internet as a viable medium for commerce for a number of reasons, including:

o    inadequate network infrastructure;
o delays in the development of Internet enabling technologies and performance improvements;
o delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;
o delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;
o changes in, or insufficient availability of, telecommunications services to support the Internet; and
o failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

We may not be able to effectively manage any continued growth.

         Our revenues have increased significantly over the past three fiscal years. Continued growth could place a significant strain on our limited personnel, management, financial controls, and other resources. Any future expansion will require us to attract, retain, train, motivate, and manage new employees successfully. We would also need to integrate new management and employees into our overall operations, and continue to improve our operational, financial, and management systems and controls and facilities. Our failure to manage any expansion effectively could have a material adverse effect on our business, financial condition, or results of operations.

Industry related risks specific to ESG

Our business is dependent upon our ability to keep pace with the latest technological changes.

         Our market and the technologies used by our clients are characterized by rapid technological change. Failure to respond successfully to these technological developments, or to respond in a timely or cost-effective way, may result in serious harm to our business and operating results. We currently derive, and expect to derive in the future, a substantial portion of our revenues from creating eBusiness systems that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. In addition, we must hire, train and retain technologically adept professionals so that we can continue to fulfill the sophisticated needs of our clients.

The professional computer services industry is highly competitive and is characterized by low barriers to entry. If we cannot effectively compete, our revenues may decline.

         The professional computer services market is intensely competitive. We expect competition to intensify as this market evolves. Many of our competitors have longer operating histories, more clients, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result, our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in client requirements. They may also develop and promote their products and services more effectively than we do.

         There are relatively low barriers to entry into the professional computer services market. As a result, we anticipate many new competitors to pose a threat to our existing operations. In addition, we do not own any patented technology that may prevent our competitors from providing services similar to ours. As a result, new and unknown market entrants pose a threat to our business. Current or future competitors may also develop or offer services that are comparable or superior to ours at a lower price. This could significantly decrease our revenues and the value of your investment.

The demand for our services may diminish if government regulation interferes with the acceptance of the Internet and electronic commerce.

         Any new laws and regulations applicable to the Internet and electronic commerce which may be adopted by federal, state or foreign governments could hinder the growth of the Internet and decrease its acceptance as a viable commercial medium. If this occurs, companies may decide in the future not to pursue Internet initiatives, thereby decreasing demand for our services. A decrease in the demand for our services would have a material adverse effect on our business, financial condition and results of operations.

We face significant competition in relatively new and changing markets.

         The markets for the services we provide are highly competitive. We believe that we principally compete with "Big 5" consulting firms, Internet professional services firms, systems integration firms, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have better name recognition. In addition, because of the relatively low barriers to entry into our markets we expect to face competition from new entrants. We believe that the principal competitive factors in our markets include:

o ability to integrate strategy, experience modeling, creative design and technology services;
o    quality of service, speed of delivery and price;
o    industry knowledge;
o    sophisticated project and program management capability; and
o    Internet technology expertise and talent.

We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

o the ability of our competitors to hire, retain and motivate professional staff;
o the development by others of services or software that is competitive with our solutions; and
o    the extent of our competitors' responsiveness to client needs.

There can be no assurance that we will be able to compete successfully in our markets.

We may not have the right to resell or reuse solutions that we developed for specific clients.

         A portion of our business involves the development of technology solutions or specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client. Under certain circumstances, however, we may be permitted to retain a license for certain uses. Some clients have prohibited us from marketing the applications developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not demand similar or other restrictions. Issues relating to the ownership of and rights to use solutions can be complicated and there can be no assurance that disputes will not arise that affect our ability to resell or reuse these solutions. Any limitation on our ability to resell or reuse a solution could require us to incur additional expenses to develop new solutions for future projects.

Our Risks and the Market for our Publicly Traded Securities

We depend on the services of our key personnel.

         Our success depends to a significant degree on the following key members of management:

o    B.R. "Bernie" Smedley, Chairman and Chief Executive Officer; and
o    Larry W. Whitfield, President, Software Technology, Inc.

         The loss of either one of these members of our management team could have a material adverse effect on our business, financial condition, or results of operations. We have an employment, non-competition, and confidentiality agreement with Mr. Smedley. We also maintain a key man life insurance policy for Mr. Smedley.

Shares held by our current shareholders may adversely effect our Common Share price.

         As of March 1, 2000, we had 5,715,411 Common Shares outstanding. As of March 1, 2000, the following Common Shares are freely tradable without restriction or limitation under the Securities Act of 1933 (the "Act"), except for the Common Shares purchased by "affiliates," as that term is defined in Rule 144 as promulgated under the Act:

o the 2,346,272 Common Shares granted but not yet issued under our stock option plans;
o    the 5,861 Common Shares issued under the employee stock purchase plan; and

         Our remaining Common Shares may be sold in the public market, subject in some cases to the restrictions set forth in Rule 144 as promulgated under the Act. We have reserved 4,410,000 Common Shares for issuance under our stock option plans. We have issued options to purchase a total of 2,763,822 Common Shares under our stock option plans, of which 2,346,272 have yet to be exercised. Sales of substantial amounts of our Common Shares in the public markets, pursuant to Rule 144 or otherwise, or the availability of our Common Shares for sale could adversely affect the prevailing market prices for our Common Shares and impair our ability to raise additional capital through the sale of equity securities in the future. In the past, our Common Shares have traded at low volumes. Future sale of our Common Shares into the public market could have an adverse effect on the prevailing market price of our Common Shares.

The market price of our Common Shares may be volatile.

         The market price for securities of technology companies has historically faced significant volatility. Like technology stocks in general, the trading price of our Common Shares is volatile. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. The following factors may influence our quarterly common share trading price:

o    actual or anticipated operating results;
o    growth rates;
o    changes in estimates by analysts;
o    market conditions in the industry;
o    announcements by competitors;
o    regulatory actions; and
o    general economic conditions.

Adverse changes in any of these items would likely result in a material adverse effect on the market price of our Common Shares.

Our quarterly operating results may vary significantly from quarter to quarter.

         Our quarterly revenues and earnings may fluctuate as a result of the following factors:

o    the number, size, and scope of our projects;
o    equipment purchases and other expenditures required for our business;
o    bid and proposal efforts undertaken;
o    delays in the award of projects;
o    employee productivity;
o    adequacy of provisions for losses;
o    accuracy  of  estimates of resources required to complete ongoing projects;
     and
o    general economic conditions.

         Demand for our products and services in each of the markets we serve can vary significantly from quarter to quarter due to revisions in customer budgets or schedules as well as other factors beyond our control. As a result, our results of operations may fall below the expectations of securities analysts and investors in a particular period. Consequently, the trading price of our Common Shares may be materially adversely affected.

Future acquisitions may cause our management to encounter numerous problems.

         Our management tasks may be complicated by future acquisitions. An acquisition may require us to integrate widely dispersed operations with distinct corporate cultures. Such integration efforts may not succeed or may distract our management from satisfactorily servicing our existing clients. Our failure to manage future acquisitions successfully could harm our operating results. Acquisition costs could also cause our quarterly operating results to vary significantly. Further, our shareholders would become diluted if we finance future acquisitions by incurring debt or issuing additional equity securities.

Our anti-takeover provisions may hinder a potential change of control.

         Our Second  Amended  and  Restated  Certificate  of  Incorporation  and
Amended  and  Restated  ByLaws  contain  certain   provisions  that  reduce  the
probability of any change of control or acquisition:

o our board of directors can issue blank check preferred stock with such rights, obligations and preferences as they may determine without any further vote or action by the shareholders;

o beginning with the election of directors at our 1999 Annual Meeting of Shareholders, our board was classified into three classes, each class of directors serving for a period of three years, thus requiring at least two years for any change of control of our board; and

o directors may only be removed by holders of at least 60% of our Common Shares, with cause.

         Further, in October 1998, our board of directors adopted a "poison pill" shareholder rights plan which may tend to discourage a third party from making an unsolicited proposal to acquire us which our board of directors does not approve, even if such acquisition proposal would be beneficial to our shareholders. As a result, shareholders who wish to participate in such a transaction may not have an opportunity. Under our shareholder rights plan, preferred share purchase rights, which are attached to our Common Shares, may be triggered upon an acquisition, or actions that result in the acquisition, of 15% or more of our Common Shares by any person or group. If triggered, these share purchase rights entitle our shareholders, other than the acquiror, to purchase, for the exercise price, our Common Shares having a market value of two times the exercise price. In addition, if a company acquires us in a business combination transaction, or if we sell more than 50% of our consolidated assets or earning power, these share purchase rights will entitle our shareholders, other than the acquiror, to purchase for the exercise price, the acquiror's Common Shares having a market value of two times the exercise price. Thus, our shareholder rights plan, if triggered, will cause substantial dilution to a person or group attempting to acquire us on terms not approved by our board of directors.

          In addition, Section 203 of the Delaware General Corporation Law and our stock option plans may also discourage, delay or prevent a change in control.

We may require additional capital resources to develop additional technologies, and these resources may not be available.

         We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional funds on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, we may not be able to:

o    open  new  offices  in the  United  States  or  abroad;
o    create  additional market-specific  business  units;
o    enhance our  infrastructure  and leveragable assets;
o    hire, train and retain employees;
o    respond to competitive  pressures or unanticipated requirements; or
o    pursue acquisition opportunities.

Failure to obtain additional capital resources may adversely impact our long-term financial condition.

Our Common Shares are illiquid.

         Our Common Shares are thinly traded on the NASDAQ SmallCap Market. They should only be purchased by investors that can afford to lose their entire investment. Our Common Share trading price is highly volatile and may trade significantly below the book value per Common Share. Until an orderly market develops, if at all, the trading price of our Common Shares may fluctuate significantly. Prices for our Common Shares will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market, investor perception of our business and our industry, and general economic and market conditions.

We may encounter Year 2000 risks.

         Historically, installed computer systems and software products were coded to accept only two-digit entries in the date code field. To distinguish 21st century dates from 20th century dates, these date code fields must be able to accept four-digit entries. We have evaluated our information technology infrastructure for Year 2000 compliance and made certain modifications. To this date, we have not experienced any material systems disruptions as a result of Year 2000 issues and we do not anticipate such material disruption. We cannot assure you, however, that unanticipated or undiscovered Year 2000 compliance problems would not have a material adverse effect on our business, financial condition, or results of operations. In addition, we have limited information concerning the compliance status of our customers and suppliers. In the event that any of our significant customers or third-party suppliers are not Year 2000 compliant, our financial condition or results of operations could be materially adversely affected.

Forward-looking statements contained in this Report may prove inaccurate.

         This   annual   report  on  Form   10-K   includes   and   incorporates
forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included or incorporated in this prospectus, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. Our forward looking statements oftentimes relate to matters regarding our management, retention of employees, technology, governmental factors, economic conditions, integration of acquisitions, Y2K issues and our competition. When used herein, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Risk Factors" and elsewhere. We do not assume any obligation to update any of the forward-looking statements we make.

Item 2.  Properties

           Our corporate headquarters are located in Melbourne, Florida. This area is commonly referred to as the "Space Coast" because of its proximity to NASA's Kennedy Space Center. Exigent, through STI, entered into a 10 year lease expiring on February 28, 2007 to occupy a 30,000 square foot building in Melbourne, FL. This building houses our corporate headquarters, our product development facility and FotoTag. STI also leases an adjacent 29,000 square foot building under a ten-year lease expiring December 1, 2005. This facility houses many of our technical employees.

         We also have three offices in the greater Washington, D.C. area. These offices are predominantly staffed with technical employees. Exigent, through STI, renewed our existing lease of 15,296 square feet, located in Alexandria, Virginia, for five years expiring on August 31, 2003. In December 1998, Exigent, through STI, occupied an additional leased building of approximately 11,188 square feet, located in Chantilly, Virginia, under a five-year lease expiring on November 30, 2003. We have entered into a lease for an expanded facility in Chantilly, Virginia to meet the growth requirements for our anticipated business in this area.

         We also lease office space in LaPlata, Maryland; Colorado Springs, Colorado; Aurora, Colorado; Boulder, Colorado; Charlotte, North Carolina; and Mesa, Arizona.

         We believe that our occupancy needs will be met through our next fiscal year. Due to the nature of our business, there are no special facility requirements to consider, other than security requirements placed on certain of our facilities, given that software development can be conducted in standard office space and we incur minimal manufacturing requirements because it is mostly outsourced.

Item 3.  Legal Proceedings

         We may, from time to time, be involved in litigation incidental to the conduct of our business. We are not currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year covered by this report, we did not submit any matters to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          Until February 26, 1999 our Common Shares and Warrants were reported on the NASDAQ Electronic Bulletin Board ("Bulletin Board") under the symbols XGNT and XGNTW. On March 1, 1999, our Common Shares and Warrants began trading on the Nasdaq Small Cap Market. Our Common Shares and Warrants are also traded on the Chicago Stock Exchange under the symbols XNT and XNTW, respectively. The Warrants traded as specified on both Exchanges until expiring on January 30, 2000. There is no established trading market for the Company's Class A Preferred Shares. (See Risk Factors - Risks Specific to the Company and the Market for its Publicly Traded Securities).

         The following table represents the high and low bid prices for our Common Shares and Warrants for each quarter of our fiscal year ended December 31, 1999, and each of the second, third and fourth quarters of the fiscal year ended December 31, 1998, as reported in the Nasdaq daily report:

                                                        Common Stock
                              Common Shares          Purchase Warrants
Fiscal Year Ended 12/31/99    High      Low            High       Low

    4th Quarter              $4.75      $3.13        $1.500     $0.4375
    3rd Quarter              $6.25      $3.25        $3.000     $0.875
    2nd Quarter              $6.50      $3.63        $3.875     $1.0625
    1st Quarter              $7.00      $2.47        $3.000     $0.625

Fiscal  Year Ended 12/31/98

    4th Quarter              $4.13      $2.44        $1.125     $0.625
    3rd Quarter              $4.38      $2.75        $1.875     $0.53125
    2nd Quarter              $6.00      $3.81        $3.375     $1.375
    1st Quarter              $4.00      $2.94        $1.5625    $0.6875


         As of March 1, 2000, we have approximately 1,110 holders of our Common Shares (based upon the number of record holders). This number excludes shareholders whose Common Shares are held in nominee or street name by brokers. Our Warrants expired on January 30, 2000. Prior to expiration, 798,560 were exercised at a price of $3.00 per share, and we raised a total of $2,395,680 in capital. As of March 1, 2000 we have no Warrant holders.

         Our Board of Directors determined during our fiscal years ended December 31, 1998, and 1999 that dividends would not be paid in the foreseeable future. The Board determined that our resources should be devoted to funding acquisitions, product development and operations.

Item 6.  Selected Financial Data

                                                                Eleven months
                                                Year ended         ended                     Years Ended January 31
(Amounts in thousands except per share amounts)  12/31/99         12/31/98           1998             1997            1996
                                               -------------   ---------------   --------------   -------------   --------------

Revenues                                        $    36,151    $     31,139       $    35,749      $    29,936     $    25,292
   Cost of Sales                                    (28,188)        (23,401)          (26,422)         (24,689)        (19,408)
                                               -------------   ---------------   --------------   -------------   --------------
Gross Profit                                          7,963           7,738             9,327            5,247           5,884
   General and Administrative Expenses               (8,617)         (6,823)           (7,050)          (5,344)         (3,841)
   Research and Development Costs                      (272)           (181)              (48)            (240)           (155)
                                               -------------   ---------------   --------------   -------------   --------------
Operating Income (loss)                                (926)            734             2,229             (337)          1,888
   Total Other Income (Expense)                         (13)           (136)              (53)               1              (1)
                                               -------------   ---------------   --------------   -------------   --------------
Income (loss) before Taxes                             (939)            598             2,176             (336)          1,887
   Income Tax Expense                                   460            (180)             (831)            (150)           (755)
                                               -------------   ---------------   --------------   -------------   --------------
Net Income (loss)                               $      (479)    $       418       $     1,345      $      (486)     $    1,132
                                                =============   ===============   ==============   =============   ==============
Income (loss) per Weighted Average Common
   Shares Outstanding - Diluted                 $     (0.11)    $      0.08       $      0.29      $     (0.13)     $     0.29
Cash Dividends                                  $         -    $          -       $         -      $      (310)           (178)
Cash Dividends Paid per Share Outstanding       $         -    $          -       $         -      $      0.08      $     0.05
Total Assets                                    $    18,016     $    15,664       $    14,693      $    10,949      $    8,328
Total Long-Term Liabilities
   (Excluding Deferred Income Taxes)            $     1,019     $       428       $       467      $       317      $       10
Total Stockholders' Equity                      $     8,785     $     8,629       $     7,781      $     6,258      $    4,893
Stockholders' Equity per Weighted Average
   Common Share, Outstanding - Diluted          $      1.96     $      1.67       $      1.67      $      1.72      $     1.27
Dividends Declared per Weighted Average
   Common Share, Outstanding - Diluted          $         -     $         -       $         -      $      0.08      $     0.05


See Note 1 to the Consolidated Financial Statements for the results for the twelve months ended December 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We had a challenging year with respect to revenue and earnings growth. At the beginning of the year, we expected record-breaking commercial satellite business from STI due to our support of the Teledesic program. Our expectations changed, however, when Teledesic experienced numerous delays. As a result, we ceased working on the Motorola Strategic Agreement. We decided that we could not recover our complete investment in Teledesic and that it was no longer financially prudent to continue to carry that asset on our books. Consequently, we wrote off approximately $1,000,000 and decided to close our facility supporting the project in Mesa, Arizona. Further, Iridium, our flagship constellation and revenue-producing project, filed for reorganization under the U.S. Bankruptcy Laws during the third quarter. As a result of these facts, our commercial satellite business declined significantly. Based on the decreasing STI government space services business, and our projections of revenues therefrom, we decided to replace our decreasing commercial and government satellite service revenue with IT and Enterprise Engineering (EE) business thereby utilizing our core tracking and control engineering resources.

         We were able to continue to grow our overall revenues in 1999 year over year, continue to invest in new product development, maintain positive cash flows and initiate an acquisition program for a commercial IT business. Our first acquisition was successfully completed in December 1999 when we acquired GEC, an Oracle services provider.

         We developed a tracking and control COTS product family (OS/COMET) that was designed to manage a single Geostationery Earth Orbit ("GEO") satellite or several hundred satellites in a constellation. No company has ever before demonstrated that capability.

         Our management believes that these financial changes position us for greater revenues and earnings growth in the future.

         We have changed the last day of our fiscal year from January 31 to December 31. Hence, our fiscal year 1998B was an eleven-month period ending on December 31, 1998.

Liquidity

         As of December 31, 1999 and December 31, 1998, our ratio of current assets to current liabilities was 1.2 and 1.7, respectively. This decrease is due to our December 9, 1999 acquisition of GEC. Current liabilities were increased by approximately $1,700,000 in connection with this acquisition.

         Our cash portfolio (cash and cash equivalents) increased $144,398 for the fiscal year ended December 31, 1999. This increase was due to cash used in investing activities of $4,176,873 offset by cash provided by operating activities of $2,388,710 and cash provided by financing activities of $1,932,561. By comparison, our cash portfolio decreased $3,210,538 for the eleven months ended December 31, 1998. This decrease was due to cash used in investing activities of $4,900,806 and by operating activities of $204,878, offset by cash provided by financing activities of $1,895,146. The cash used in investing activities was due to a $2,144,253 investment in software development, a $35,020 investment in our facilities and capital equipment and net cash paid for GEC of $1,912,484. The acquisition of GEC was booked using the purchase method of accounting resulting in goodwill of $2,861,416, which will be amortized over ten years. The cash used in investing activities in the eleven months ended December 31, 1998 was attributable to an investment in software development of $3,905,349 and an investment in Company facilities and capital equipment of $1,002,041.

         In our fiscal years ended December 31, 1999, December 31, 1998 and January 31, 1998, we invested $35,020, $1,002,041, and $1,306,693 in capital assets, respectively. The expenditure in the eleven months ended December 31, 1998 was due largely to the completion of remodeling and furnishing our facilities as well as the installation of a wide area network serving all of our principal facilities. The expenditure in the fiscal year ended January 31, 1998 was due primarily to an investment made in computing resources to support the demonstration of our products and capabilities in an integrated control center. The expenditures in prior fiscal years were made to support programs and for the modernization of office equipment. In the fiscal year ended January 31, 1998, we decided to lease new computer equipment and furnishings for our facilities. We continued to lease new items through the fiscal year ended December 31, 1999. Capital for equipment purchases is expected to remain stable for the next two fiscal years because of our recent computer acquisition and modernization efforts. We will continue our policy of leasing resources for office computing needs and furnishings.

         During our fiscal years ended December 31, 1999, December 31, 1998 and January 31, 1998, we spent $2,144,253, $3,905,349 and $1,149,685, respectively, in capitalized software development costs to develop new products considered essential in maintaining a strong market position in the satellite command and control industry as well as to test the market for enhanced airport security.

         Cash provided by financing activities for the fiscal years ended December 31, 1999, December 31, 1998, and January 31, 1998 was $1,932,561,
$1,895,146, and $413,759, respectively. This was comprised of $575,641 borrowed against a line of credit to finance operations, $203,504 borrowed through two capital lease lines with Oliver-Allen Corporation, and $1,000,000 borrowed through Huntington Bank to finance the acquisition of GEC, offset by $325,939 in principal payments on long-term debt. In addition, $479,355 was raised through the exercise of stock options and Warrants.

         For the fiscal years ended December 31, 1999 and 1998 and January 31, 1998, our Board of Directors determined not to pay any shareholder dividends, but instead to use cash for acquisitions, product development and operations.

         In our fiscal years ended December 31, 1999, December 31, 1998 and January 31, 1998 principal payments on long-term debt amounted to $325,939, $345,506 and $382,108, respectively. On August 12, 1999, we obtained an additional $2,000,000 to our existing line of credit with Huntington National Bank. As of December 31, 1999 and December 31, 1998, we had a line of credit with Huntington National Bank of $5,000,000 and $3,000,000, respectively. As of December 31, 1999 and 1998, draws against the line of credit were $2,386,734 and $1,811,093, respectively. All accounts receivable, equipment, furniture, and fixtures of STI are pledged as collateral against amounts borrowed under the line of credit.

         Our management believes that capital in addition to that available through operations and the available line of credit will be necessary to fund our plans for expansion and growth during our next fiscal year and beyond. We may seek debt or equity financing. However, there can be no assurance that such financing will be available on acceptable terms, if at all, or that adequate amounts of financing will be obtained.

Forward-looking statements contained in this Report may prove inaccurate.

         This   annual   report  on  Form   10-K   includes   and   incorporates
forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included or incorporated in this prospectus, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. Our forward-looking statements oftentimes relate to matters regarding our management, technology, governmental factors, economic conditions, retention of employees, integration of acquisitions, Y2K issues and our competition. When used herein, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Risk Factors" and elsewhere. We do not assume any obligation to update any of the forward-looking statements we make.

Provision for Income Taxes

         The effective rate for our fiscal year ended December 31, 1999 was a credit of 50.9%, while the effective rate for the eleven months ended December 31, 1998 and the year ended January 31, 1998 was 30.1% and 38.2%, respectively. See Note 14 to Financial Statements describing the differences between the U.S. statutory and effective income tax rates.

Analysis of Operations

Overview

         Our current contract base provides sufficient backlog to maintain our operations through June, 2000. As of December 31, 1999, our funded backlog for commercial and government contracts respectively was $2,607,352 and $3,215,294. We invested in excess of $9,000,000 during the last two years in our software product OS/COMET. We believe this investment facilitated many of our contract awards. We are committed to maintain OS/COMET during fiscal year 2000 and beyond.

         The commercial constellation business has been stationary through the year ended December 31, 1999, as commercial projects worked to finance both the development and the deployment of their satellites.

         In the fourth quarter ended December 31, 1999, Exigent, through its acquisition of GEC, began expanding its range of business activities into the IT business and formed ESG for this purpose. This expansion is expected to provide new customer opportunities in both the government as well as the commercial sectors.

         We expect demand for software engineers to provide new customer opportunities, but this demand places a premium on efforts to retain our current workforce. (See Risk Factors - Highly Competitive Market for Computer Services). As with all companies in our industry, this places additional pressure on our overall payroll costs. We believe that our benefits package is competitive within our industry and this should help to recruit workers and retain our current workforce. As our indirect costs funding benefits increase, pressure is placed on our indirect rates. We believe that maintaining superior benefits is critical while the demand for software engineers remains high. We are constantly struggling with the need to minimize costs while maintaining superior employee benefits.

Comparison of Years Ended December 31, 1999, December 31, 1998 and January 31, 1998

         As of the fiscal year ended December 31, 1999, our sales were $36,151,278, up 16.1% from sales of $31,139,083 for the eleven-month fiscal year ended December 31, 1998. Sales were up 6.0% after adjusting for the fact that the period ended December 31, 1998 consisted of only eleven months. Our sales for the eleven-month fiscal year ended December 31, 1998, decreased 12.9% from sales of $35,748,719 for our fiscal year ended January 31, 1998. The breakdown between government and commercial sales for these periods is as follows:

               Year ended           Eleven months             Year ended
                12/31/99            ended 12/31/98              1/31/98
             ---------------        ---------------        --------------
Government   $  31,498,070     87%  $  24,698,289     79%  $  23,113,510     65%
Commercial       4,653,208     13%      6,440,794     21%     12,635,209     35%
             --------------- -----  ---------------  ----  --------------   ----
             $  36,151,278    100%  $  31,139,083    100%   $ 35,748,719    100%
             =============== =====  ===============  ====  ==============   ====

         These sales reflect a 87% to 13% government to commercial split in our fiscal year ended December 31, 1999, compared to a 79% to 21% split in our fiscal year ended December 31, 1998 and a 65% to 35% split in our fiscal year ended January 31, 1998. Government contract revenue increased in our fiscal year ended December 31, 1999 due to our obtaining additional from the NRL and other government entities, while we completed a major commercial sector contract. Our sales in its fiscal year ended December 31, 1998 increased from our sales in the fiscal year ended January 31, 1998 due largely to obtaining a contract with a new government agency as well as sales of OS/Comet.

         Gross profit as a percentage of sales decreased to 22.0% ($7,963,175) for the fiscal year ended December 31, 1999 from 24.9% ($7,738,362) for the fiscal year ended December 31, 1998. This decrease was due primarily to a write-down of work performed with respect to the Strategic Alliance Agreement with Motorola. Upon complete review of the circumstances, this was determined to be an impaired asset and we wrote down approximately $1,000,000. In addition, a complete review of the FotoTag asset resulted in an adjustment in the carrying value of the asset of approximately $380,000. Gross profit as a percentage of sales for our fiscal year ended January 31, 1998 was 26.1% of sales ($9,326,933). As a result of the aforementioned writeoffs, we were not in compliance with certain financial covenants under our credit agreement at December 31, 1999. Huntington Bank has waived this event of default.

         The following chart shows the gross profit breakdown between government and commercial contracts during the periods indicated:

                                               Year ended            Eleven months ended            Year ended
                                                12/31/99                   12/31/98                 1/31/1998
                                        -------------------------  -------------------------    -------------------
Government:
         Revenue                                 $    31,498,070            $    24,698,289          $  23,113,510
         Cost of Sales                               (22,755,716)               (18,512,619)           (17,842,830)
                                        -------------------------  -------------------------    -------------------
         Gross Profit                            $     8,742,354            $     6,185,670          $   5,270,680
                                        =========================  =========================    ===================
         Gross profit as % of sales                        27.8%                      25.0%                  22.8%

                                               Year ended            Eleven months ended            Year ended
                                                12/31/99                   12/31/98                 1/31/1998
                                        -------------------------  -------------------------    -------------------
Commercial:
         Revenue                                       4,653,208                  6,440,794             12,635,209
         Cost of Sales                                (5,432,387)                (4,887,718)            (8,578,956)
                                        -------------------------  -------------------------    -------------------
         Gross Profit                            $      (779,179)            $    1,553,076          $   4,056,253
                                        =========================  =========================    ===================
         Gross profit as % of sales                       -16.7%                      24.1%                  32.1%

     General and administrative expenses ("G&A") for the fiscal year ended December 31, 1999 were $8,617,157, 26.3% or $1,793,959 higher than expenses of $6,823,198 for the eleven months ended December 31, 1998. After taking the shortened fiscal year into account, our expenses were 4.4% or $360,799 higher than for the eleven months ended December 31, 1998. This increase resulted primarily from staffing a Chief Technical Officer ($450,000), staffing other positions which had not previously been staffed such as a Chief Financial Office, expenses associated with financial advisory services, and expenses associated with the acquisition of GEC ($550,000), in addition to the increased marketing effort associated with the new products introduced during the fiscal year ended December 31, 1999 ($180,000). General and administrative expenses for the eleven months ended December 31, 1998 were $6,823,198, 3.2% or $226,872 lower than our expenses of $7,050,070 for the fiscal year ended January 31, 1998. Again, taking into consideration the eleven-month year, versus a full twelve-month year, G&A expenses were 17.1% or $1,206,288 higher than those for the fiscal year ended January 31, 1998. This increase resulted primarily from $250,000 in costs associated with a potential acquisition, an increase in rent expense of $200,000, and the complete staffing of corporate officers of approximately $500,000.

         We incurred a net loss of $478,665 (1.3% of sales) in the fiscal year ended December 31, 1999, which was down significantly from a net income of $418,160 in the eleven months ended December 31, 1998. We attribute this loss to a one-time charge for two impaired assets equal to approximately $1,400,000. In addition, there was a significant reduction in commercial revenue as development on a major commercial effort was completed in the eleven months ended December 31, 1998. We continued maintenance on the Iridium contract, but at a greatly reduced rate from our previous rate. We also attribute our loss to a reduction in commercial constellation projects as a result of financing and marketing issues. The net income in the eleven months ended December 31, 1998 decreased significantly from the fiscal year ended January 31, 1998 of $1,345,429. This decrease was due primarily to the reduction in commercial constellation projects.

Outlook

         This section captioned "Outlook" and other parts of this Annual Report on Form 10-K include certain forward-looking statements within the meaning of the federal securities laws. Actual results and the occurrence or timing of certain events could differ materially from those projected in any of such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K. See "Other Forward-Looking Statements."

         Diversification and Long Term Growth. We expect to diversify our business through sales of COTS products in both commercial and government markets and expand our information technology offerings in both the commercial as well as the government markets. Our first step in this strategy was the acquisition of GEC. Additionally, we currently plan to seek opportunities for long term growth through additional acquisitions, sales of products for commercial applications, and leveraging our existing technologies and products.

         Product Development. We are developing new products and product offerings, including the next generation of OS/COMET, the Active Tracking Engine ("ATE") and the OS/ICC. We plan to investigate other new product development opportunities as part of its effort to expand its product offerings and market.

Year 2000 Issues

         Some existing computer programs will be unable to recognize dates properly in the Year 2000 ("Y2K") and beyond. During 1997, we conducted an informal study of our products, systems and operations, including products under development, to improve our business functionality, to identify those of our computer hardware, software and process control systems that do not properly recognize dates after December 31, 1999, and those that are linked to third parties' systems. Based on this informal study, we recognized that the OS/COMET product required certain modifications to become Y2K compliant. Those modifications have been made to the software and are available in the current release, Version 3.5. Communications with these certain third parties whose computer systems' functionality could adversely impact our operation were completed during the third quarter of 1999. These communications will facilitate coordination of any necessary Y2K conversions and will, additionally, permit us to determine the extent to which we may be vulnerable to the failure of third parties to address their own Y2K issues. We completed our review of all desktop-computing resources during the third quarter of 1999. Due to the fact that we believe we have secured sufficient resources to address the Y2K issue, as it relates to our own computer systems and certain third parties whose computer systems' functionality could adversely impact us, we do not believe that contingency planning is warranted at this time. We believe that Y2K will not have a material and adverse impact on our desktop-computing resources.

         The costs of our Y2K compliance efforts are being funded with cash flows from operations. Some of these costs relate solely to the modification of existing systems, while others are for new systems that will improve business functionality. In total, these costs are not expected to be substantially different from the normal, recurring costs that are incurred for systems development and implementation, in part due to the reallocation of internal resources and the deferral of other projects. As a result, these costs are not expected to have a material adverse effect on our overall results of operations or cash flows.

         The assessment of our Y2K compliance costs constitutes our best estimate. These estimates were based upon numerous assumptions regarding future events, including assumptions as to the continued availability of certain resources, and, in particular, personnel with expertise in this area, and as to the ability of such personnel to locate and either re-program or replace, and test, all affected computer hardware, software and process control systems in accordance with our planned schedule. We cannot therefore guarantee that these estimates will prove accurate, and actual results could differ significantly from those estimated if these assumptions prove inaccurate.

         Based upon progress to date, however, we believe that it is unlikely that the foregoing factors will cause actual results to differ significantly from those estimated. As to our systems linked to third parties, we cannot guarantee that such systems are Y2K-compliant and will be compliant within a timely manner. Additionally, there can be no guarantee that our important third party vendors will successfully and timely test, reprogram and/or replace, and test, all of their computer hardware, software and process control systems.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors and Stockholders
Exigent International, Inc.

We have audited the accompanying consolidated balance sheets of Exigent International, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and the eleven months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exigent International, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999 and the eleven months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                     Ernst & Young LLP


Orlando, Florida
February 11, 2000

Report of Independent Auditors

Board of Directors and Stockholders
Exigent International, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Exigent International, Inc. for the year ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit on accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test bases, evidence supporting the amounts and disclosures in the consolidated statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations, stockholders' equity and cash flows. We believe that our audit of the consolidated statements of operations, stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the consolidated results of Exigent International, Inc.'s voperations vand its cash flows for the year ended January 31, 1998 in conformity with generally accepted accounting principles.


Hoyman, Dobson & Company, P.A.
Melbourne, Florida
April 4, 1998

                           EXIGENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                       ASSETS

                                                                           December 31,         December 31,
                                                                               1999                 1998
                                                                        -------------------  --------------------
CURRENT ASSETS
      Cash and cash equivalents                                                $   574,368          $    429,970
      Accounts receivable, pledged                                               2,616,727             1,873,772
      Costs and estimated earnings in excess of
          billings on uncompleted contracts, pledged                             4,790,742             5,072,788
      Prepaid expenses                                                              42,492                10,677
      Income taxes receivable                                                      803,188               843,938
      Deferred income taxes                                                        336,000               595,000
                                                                        -------------------  --------------------
      TOTAL CURRENT ASSETS                                                       9,163,517             8,826,145
                                                                        -------------------  --------------------

PROPERTY AND EQUIPMENT
      Cost                                                                       6,240,397             6,265,709
      Accumulated depreciation                                                  (4,699,750)           (3,982,347)
                                                                        -------------------  --------------------
      PROPERTY AND EQUIPMENT, NET                                                1,540,647             2,283,362
                                                                        -------------------  --------------------

OTHER ASSETS
      Software development costs, net                                            4,275,113             4,463,729
      Capitalized patent costs, net                                                 85,116                     -
      Goodwill, net                                                              2,848,220                     -
      Deposits                                                                      86,165                74,179
      Cash surrender value of life insurance                                        17,028                17,028
                                                                        -------------------  --------------------
      TOTAL OTHER ASSETS                                                         7,311,642             4,554,936
                                                                        -------------------  --------------------
      TOTAL ASSETS                                                            $ 18,015,806         $  15,664,443
                                                                        ===================  ====================



























         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          December 31,          December 31,
                                                                              1999                  1998
                                                                        ------------------   -------------------
CURRENT LIABILITIES
      Line of credit                                                         $  2,386,734         $   1,811,093
      Accounts payable                                                            715,976               227,750
      Accrued expenses                                                          2,187,690             2,734,200
      Billings in excess of costs and estimated earnings
          on uncompleted contracts                                                891,557               270,418
      Income taxes payable                                                         17,827                 5,098
      Current portion, long-term debt                                           1,256,817               204,456
      Current portion, subordinated debt                                          250,000                     -
                                                                        ------------------   -------------------
      TOTAL CURRENT LIABILITIES                                                 7,706,601             5,253,015
                                                                        ------------------   -------------------

LONG-TERM LIABILITIES
      Long-term debt, less current portion                                        268,897               427,816
      Subordinated debt, less current portion                                     750,000                     -
      Deferred income taxes                                                       505,000             1,355,000
      Other liabilities                                                                 -                    44
                                                                        ------------------   -------------------
      TOTAL LONG-TERM LIABILITIES                                               1,523,897             1,782,860
                                                                        ------------------   -------------------

      TOTAL LIABILITIES                                                         9,230,498             7,035,875
                                                                        ------------------   -------------------

COMMITMENTS AND CONTINGENCIES                                                           -                     -

STOCKHOLDERS' EQUITY
      Class A Preferred  Shares,  $.01 par value,  5,000,000 shares  authorized,
        68,841 and 609,882 issued and outstanding at December 31, 1999 and 1998, respectively, at $2.50 per share liquidation/dissolution
        preference                                                                    688                 6,099
      Common Shares,  $.01 par value, 40,000,000 shares
        authorized, 4,845,149 and 4,130,103 issued and
        outstanding at December 31, 1999 and 1998,
        respectively                                                               48,452                41,301
      Class B common stock, $.01 par value; 600,000 shares
        authorized, no shares issued or outstanding                                     -                     -
      Paid in capital                                                           2,646,445             2,012,780
      Retained earnings                                                         6,089,723             6,568,388
                                                                        ------------------   -------------------
      TOTAL STOCKHOLDERS' EQUITY                                                8,785,308             8,628,568
                                                                        ------------------   -------------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 18,015,806         $  15,664,443
                                                                        ==================   ===================









         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                For the year          For the eleven       For the year
                                                                    ended               months ended           ended
                                                                 December 31,           December 31,        January 31,
                                                                     1999                  1998                 1998
                                                               ------------------   -------------------   -----------------
REVENUES                                                            $ 36,151,278         $  31,139,083        $ 35,748,719
COST OF SALES                                                         28,188,103            23,400,721          26,421,786
                                                               ------------------   -------------------   -----------------
GROSS PROFIT                                                           7,963,175             7,738,362           9,326,933

GENERAL AND ADMINISTRATIVE EXPENSES                                    8,617,157             6,823,198           7,050,070
RESEARCH AND DEVELOPMENT COSTS                                           271,576               180,671              47,854
                                                               ------------------   -------------------   -----------------

OPERATING INCOME (LOSS)                                                 (925,558)              734,493           2,229,009
                                                               ------------------   -------------------   -----------------

OTHER INCOME (EXPENSE)
      Interest income                                                     35,201                42,786              36,887
      Interest expense                                                   (52,004)             (172,035)            (91,276)
      Gain (loss) on disposal of fixed assets                             (6,613)                3,292              (4,655)
      Other, net                                                          10,309               (10,376)              6,229
                                                               ------------------   -------------------   -----------------
TOTAL OTHER INCOME (EXPENSE)                                             (13,107)             (136,333)            (52,815)
                                                               ------------------   -------------------   -----------------
INCOME (LOSS) BEFORE INCOME TAXES                                       (938,665)              598,160           2,176,194

INCOME TAX EXPENSE (BENEFIT)                                            (460,000)              180,000             830,765
                                                               ------------------   -------------------   -----------------
NET INCOME (LOSS)                                                   $   (478,665)         $    418,160        $  1,345,429
                                                               ==================   ===================   =================
EARNINGS (LOSS) PER SHARE - BASIC                                    $     (0.11)          $      0.10          $     0.36
                                                               ==================   ===================   =================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                            4,484,177             4,034,039           3,787,639
                                                               ==================   ===================   =================
EARNINGS (LOSS) PER SHARE - DILUTED                                  $     (0.11)          $      0.08          $     0.29
                                                               ==================   ===================   =================
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                          4,484,177             5,157,531           4,647,290
                                                               ==================   ===================   =================

















         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                             Class A
                                       Common Stock         Preferred        Paid In      Retained
                                     Shares    Amount    Shares   Amount     Capital      Earnings      Total
                                   -------------------------------------------------------------------------------

BALANCE FEBRUARY 1, 1997           3,786,600  $ 37,866   697,320  $ 6,973   $ 1,407,915  $ 4,804,799  $ 6,257,553
    Exercise of convertible
     securities                       77,652       776         -        -       177,092            -      177,868
    Shares retired                      (125)       (1)        -        -             -            -           (1)
    Class A preferred converted
     to common                         8,528        85    (8,528)     (85)            -            -            -
    Net income                             -         -         -        -             -    1,345,429    1,345,429
                                   -------------------------------------------------------------------------------

BALANCE JANUARY 31, 1998
                                   3,872,655    38,726    688,792   6,888     1,585,007    6,150,228    7,780,849

    Exercise of convertible
     securities                      178,788     1,788          -       -       427,771            -      429,559
    Class A preferred converted
     to common                        78,910       789    (78,910)   (789)            -            -            -
    Cancelled shares                    (250)       (2)         -       -             2            -            -
    Net income                             -         -          -       -             -      418,160      418,160
                                   ------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1998          4,130,103    41,301    609,882   6,099     2,012,780    6,568,388    8,628,568

    Exercise of convertible
     securities                      174,005     1,740          -       -       477,615            -      479,355
    Class A preferred converted
     to common                       541,041     5,411   (541,041  (5,411)            -            -            -
    Accretion of unearned stock
     compensation                          -         -          -       -        25,050            -       25,050
    Compensatory stock option
     tax benefit                                                                131,000                   131,000

     Net loss                              -         -          -       -             -     (478,665)    (478,665)
                                   -------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1999          4,845,149  $ 48,452     68,841  $  688    $2,646,445   $6,089,723    8,785,308
                                   ===============================================================================

























         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               For the year ended  For the eleven months   For the year ended
                                                                  December 31,       ended December 31,        January 31,
                                                                      1999                  1998                  1998
                                                               ------------------   -------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                           $    (478,665)        $      418,160      $    1,345,429
                                                               ------------------   -------------------   -----------------
      Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
      Depreciation and amortization                                    3,150,293             1,845,239           1,271,878
      Accretion of unearned stock compensation                            25,050                     -                   -
      (Gain) loss on disposal of fixed assets                              6,613                (3,292)              4,655
      Deferred income taxes                                             (500,750)              778,000              69,000
      Changes in operating assets and liabilities:
         Accounts receivable                                            (389,588)              873,611             162,363
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                            411,282            (1,249,020)             13,060
         Prepaid expenses                                                (19,485)               53,611              (3,860)
         Inventory                                                             -                 5,288              (5,288)
         Income taxes receivable                                          40,750              (843,938)            796,143
         Deposits                                                         (5,296)              (30,713)             (2,855)
         Cash surrender value of life insurance                                -                     -               3,241
         Accounts payable                                                163,506              (165,049)           (707,324)
         Accrued expenses                                               (624,217)             (667,111)          1,222,111
         Billings in excess of costs and estimated earnings
            on uncompleted  contracts                                    621,139              (982,282)            834,274
         Income taxes payable                                            (11,878)             (237,426)            242,524
         Other liabilities                                                   (44)                   44              (5,541)
                                                               ------------------   -------------------   -----------------
      Total adjustments                                                2,867,375              (623,038)          3,894,381
                                                               ------------------   -------------------   -----------------
NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                      2,388,710              (204,878)          5,239,810
                                                               ------------------   -------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisition of capital assets                        (35,020)           (1,002,041)         (1,306,693)
      Cash proceeds from the sale of capital assets                            -                 6,584              14,612
      Cash paid for capitalized software development                  (2,144,253)           (3,905,349)         (1,149,685)
      Cash paid for acquisition, net of cash                          (1,912,484)                    -                   -
      Cash paid for capitalized patent costs                             (85,116)                    -                   -
                                                               ------------------   -------------------   -----------------
NET CASH USED BY INVESTING ACTIVITIES                                 (4,176,873)           (4,900,806)         (2,441,766)
                                                               ------------------   -------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (payments) under line of credit                     575,641             1,811,093            (182,000)
      Proceeds from issuance of bridge loan                            1,000,000                     -                   -
      Proceeds from issuance of long-term debt                           203,504               511,111             800,000
      Principal payments on long-term debt                              (325,939)             (856,617)           (382,108)
      Proceeds from exercise of stock options and warrants               479,355               429,559             177,867
                                                               ------------------   -------------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,932,561             1,895,146             413,759
                                                               ------------------   -------------------   -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     144,398            (3,210,538)          3,211,803

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           429,970             3,640,508             428,705
                                                               ------------------   -------------------   -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     574,368        $      429,970      $    3,640,508
                                                               ==================   ===================   =================


         The accompanying notes are an integral part of this statement.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Exigent International, Inc. (Exigent or the Company) was formed on March 25, 1996 as a holding company. On January 30, 1997, it acquired all of the outstanding stock of Software Technology, Inc. (STI) in exchange for stock of Exigent, the "Exchange". STI, therefore, became a wholly owned subsidiary of Exigent. STI, formed in 1978 in Florida, provides systems and software engineering services and commercial off the shelf products for real-time command, control, and data acquisition systems for government and industry throughout the U.S. STI also produces OS/COMET - a commercially available command and control development and support system. In March 1997, FotoTag, Inc. (FotoTag) was formed as a wholly owned subsidiary of Exigent. FotoTag Inc., a Delaware corporation, was created as a subsidiary of Exigent in 1997 to provide the structure for concentration on tracking and control system solutions for international high technology applications. The subsidiary's first product, also called FotoTag(R), is used for tracking airport and airline passengers and their checked bags.

In 1999, Exigent Solutions Group ("ESG") was formed as a wholly owned subsidiary to provide integrated management consulting, design and development of Internet commerce solutions, implementation and integration of packaged software solutions, design and development of custom software solutions, implementation of ERP systems and production support. ESG began offering Enterprise Resource Planning (ERP) implementation services in December 1999 following its acquisition of all of the outstanding shares of GEC North America Corporation ("GEC"), a Charlotte, NC-based consulting and systems integration firm recognized as a leader in implementing ERP solutions using Oracle Applications. ESG's services now include integrated management consulting, design and development of Internet commerce solutions, implementation and integration of packaged software solutions, design and development of custom software solutions, implementation of ERP systems and production support. ESG also includes the products developed by MiddleWare Solutions, Inc., a corporation formed in 1998 which develops inexpensive, high-performance message-oriented middleware products, and distributes them directly to the end-user over the Internet or on CD through the mail.

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR - The financial statements for 1999 and 1998 include the twelve months of operations ended December 31, 1999, (fiscal "1999"), and January 31, 1998, (fiscal "1998"), respectively. During 1998 the Company changed its fiscal year end from January 31 to December 31. Accordingly, the financial statements for the period ended December 31, 1998 (fiscal "1998B") include only eleven months of operations. Consolidated unaudited results of operations for the twelve months ended December 31, 1998 are as follows:

                  Total Revenue                               $  34,121,431

                  Cost of sales                                  24,592,648
                  G&A expenses                                    8,256,358
                  R&D expenses                                      211,758
                                                       ---------------------
                  Operating Income                                1,060,667

                  Interest income                                    47,828
                  Interest expense                                 (179,808)
                  Other expense                                      (7,536)
                                                       ---------------------

                  Net income before taxes                           921,151
                  Income tax expense                                271,365
                                                       ---------------------
                  Net income                                    $   649,786
                                                       =====================

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE AND COST RECOGNITION - The Company recognizes revenues on time and material and cost plus fixed fee contracts as time is expended and costs are incurred. The fee on cost plus fixed fee and award fee contracts is recognized ratably over total costs as they are incurred. Revenues and costs from fixed price contracts are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to total estimated costs for each contract. This method is used, as management considers total expended costs to be the best available measure of progress on these contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies, repairs, and depreciation costs.

Certain  general  and  administrative   expenses  (including  bid  and  proposal
expenses) allowable in accordance with U.S. Government procurement practices are included in contract costs where they are identifiable with contract revenue.

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

The Company sells a number of software products. Generally, revenue is recognized upon shipment of the software. After the sale, if significant obligations remain or significant uncertainties exist about customer acceptance of the software, revenue is deferred until the obligations are satisfied or the uncertainties are resolved. When collectibility of the receivable is in doubt, revenue is recognized under the installment method or cost recovery method. Revenue from software services is recognized as the services are provided. Revenue from software maintenance contracts is recognized on a straight-line basis over the life of the contract.

CASH EQUIVALENTS - For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

PROPERTY AND EQUIPMENT - The cost of property, plant and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method; accelerated cost recovery system and the modified accelerated cost recovery system as appropriate.

GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and is amortized on a straight-line basis over the expected period of benefit of ten years. Accumulated amortization was $13,196 at December 31, 1999. Periodically the Company evaluates the goodwill for impairment and estimates the future undiscounted cash flows of the acquired business to ensure that the carrying value has not been impaired,

ADVERTISING COSTS - The costs of advertising are expensed as incurred. For 1999, 1998B, and 1998, advertising costs included in general and administrative expenses were $188,795, $196,036, and $223,142, respectively.

PATENTS - Legal costs incurred related to obtaining patents on proprietary products and technology are capitalized and amortized over the estimated lives of the patents. Accumulated amortization was $0 at December 31, 1999.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is computed and presented in accordance with SFAS No. 128, "Earnings per Share".

COMPREHENSIVE INCOME - There is no difference between net income (loss) and comprehensive income (loss) for any of the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for financial statements for fiscal years beginning after June 15, 2000. SFAS 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured as fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these instruments. The fair value of indebtedness approximates its carrying value as interest rates on the debt are market rates.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of temporary cash investments. The Company places its temporary cash investments with a financial institution. The amount of credit exposure in excess of federally insured limits at December 31, 1999 and 1998 was $596,000 and $766,000, respectively.

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

                          EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTS RECEIVABLE

The following is a summary of accounts receivable:

                                             December 31,         December 31,
                                                 1999                 1998
                                           ----------------     ----------------
        Contract receivables               $      2,426,667     $      1,784,205
        Retainage receivable                        183,870               80,404
        Other receivables                             6,190                9,163
                                           ----------------     ----------------
                Total accounts receivable  $      2,616,727     $      1,873,772
                                           ================     ================

The retainage receivable balance represents contracts, which provide for retainage provisions against billable amounts and are due upon completion of the contracts and acceptance by the customer.

The Company expects to collect all receivables within the next fiscal year.

NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

                                           December 31,          December 31,            Estimated
                                              1999                   1998                   Life
                                       -------------------    -------------------    -----------------
Furniture and equipment                $        784,788       $         879,960             3-8 years
Vehicles                                         15,703                  15,703               5 years
Computer equipment                            4,633,380               4,823,732             3-5 years
Leasehold improvements                          462,350                 416,395              10 years
Capital leases                                  344,176                 129,919               5 years
                                       -- ----------------    -- ----------------
     Total cost                               6,240,397               6,265,709
     Less accumulated depreciation           (4,699,750)             (3,982,347)
                                       -------------------    -------------------
     Net property and equipment        $      1,540,647        $      2,283,362
                                       ===================    ===================

Depreciation expense charged to general and administrative expense for 1999, 1998B, and 1998 was $633,535, $636,395, and $394,116, respectively. Depreciation expense charged to applied overhead for 1999, 1998B, and 1998 was $180,626, $196,558, and $359,528, respectively. Depreciation expense charged directly to cost of sales in 1999, 1998B, and 1998 was $228, $51,141, and $213,077,
respectively.

NOTE 4 - LINE OF CREDIT

On August 12, 1999, STI completed a $2,000,000 increase in its line of credit with a bank supplementing the existing $3,000,000 line. As of December 31, 1999 and 1998, the outstanding draws against the lines were $2,386,734 and $1,811,093, respectively. The outstanding balances accrue interest at LIBOR plus 2.5%. The interest rate at December 31, 1999 and December 31, 1998 was 8.97% and 7.56%, respectively. The line of credit requires that the Company maintain various financial covenants including leverage, working capital, current ratio and debt coverage requirements. Advances under the line of credit are based on a borrowing base computation. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

The Company was not in compliance with the working capital and current ratio covenants at December 31, 1999. The Bank has waived these events of default at December 31, 1999 and the Company expects that it is reasonably possible it will be in compliance with these covenants at measurement dates during 2000.

The weighted average interest rate on short-term borrowings during 1999, 1998B, and 1998 were 8.19%, 7.56% and 8.25%, respectively.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                             December 31,
                                                                                     1999                   1998
                                                                               ------------------     ------------------

       Accrued payroll and payroll taxes                                        $        678,532      $         526,920
       Accrued fringe benefits                                                           888,788              1,626,370
       Accrued pension and profit sharing                                                477,083                270,910
       Accrued ESOP payment                                                               95,416                101,735
       Accrued 401K payable                                                               47,871                 98,481
       Accrued severance pay                                                                   -                103,428
       Other accrued expenses                                                                  -                  6,356
                                                                                   --------------        ---------------
           Total accrued expenses                                               $      2,187,690      $       2,734,200
                                                                               ==================     ==================

NOTE 6 - LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long term debt outstanding consists of the following:

                                                                                   December 31,        December 31,
                                                                                       1999                  1998
                                                                                 -----------------     -----------------
Note payable to bank in monthly  installments  of $17,038 through June
2001 including  interest at either the bank's prime rate or LIBOR plus
2.5%.  The  note  is  collateralized   by  all  accounts   receivable,
equipment, furniture and fixtures of STI.                                        $      306,856         $     511,111

Note  payable  to bank  in interest  only  through  July 2000 at either the bank's prime rate or LIBOR plus 2.5%. The note is collateralized by
all accounts  receivable,  equipment  and  furniture of Exigent and its               1,000,000                     -
subsidiaries.

Subordinated  note  payable  to holder  in  quarterly  installments  of
$62,500 plus accrued  interest  through  December  2003 at the interest                                             -
rate of 8.0% per annum.  Payments under this note are  subordinated  to               1,000,000
all senior indebtedness of the Company.

Capital lease for furniture and equipment  payable to lessor in monthly
installments of $2,681 through August 2003.                                             100,607               121,161

Capital lease for furniture and equipment  payable to lessor in monthly
installments of $2,680 through June 2004.                                               105,244                     -

Capital  leases  for  furniture  and  equipment  payable  to  lessor in
monthly installments through August 2002.                                                13,007                     -

                                                                                 -----------------     -----------------
     TOTAL LONG-TERM DEBT                                                             2,525,714               632,272
     Less: current portion of long-term  debt                                        (1,506,817)             (204,456)
                                                                                 -----------------     -----------------

     TOTAL LONG-TERM DEBT, less current portion                                  $    1,018,897        $      427,816
                                                                                 =================     =================

Future maturities of long-term debt as of December 31, 1999 are as follows:

                                       Amount
                                -----------------
                    2000        $    1,506,817
                    2001               401,641
                    2002               303,952
                    2003               295,648
                    2004                17,656
                                =================
                                $    2,525,714
                                =================


Interest  paid for  1999, 1998B, and 1998 was $228,071,  $172,035,  and $91,276,
respectively.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 8 - STOCK WARRANTS

Each Common Stock Purchase Warrant ("Warrants") entitles the holder to purchase one share of Exigent's Common Stock at an exercise price of $3.00 per share. Total Warrants outstanding at December 31, 1999 and December 31, 1998 were 996,336, and 1,036,080, respectively. Warrants exercised in 1999, 1998B, and 1998 were 39,744, 28,674, and 3,852, respectively.

The Warrants expired on January 30, 2000. In January 2000, 726,290 Warrants were exercised.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company has a defined contribution pension plan that covers the majority of employees who have met certain age and length of service requirements. Contributions to the plan were 10% of eligible compensation for fiscal 1999, 1998B and 1998. For fiscal 1999, 1998B, and 1998, the amount of pension expense was $1,970,364, $1,763,632, and $1,381,023, respectively.

The Company also sponsors a profit-sharing plan which allows substantially all full-time employees to defer compensation under Section 401(k) of the Internal Revenue Code and the employer to electively contribute to the plan. Employer contributions to the plan are made at the discretion of the Board of Directors. No contributions were made in fiscal 1999, 1998B and 1998.

NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) for the majority of employees. Contributions to this plan are at the discretion of the Board of Directors. Full-time employees who have attained the age of twenty-one (21) are eligible to participate in the plan. Contributions to the plan are allocated annually to eligible employees proportionate to their compensation, not including overtime and bonuses. Employee stock ownership plan contributions charged to operations and applied to overhead amounted to $0 and $ 405,343, respectively, for 1999, $0 and $692,241, respectively, for 1998B, and $0 and $552,409, respectively, for 1998. The ESOP had 1,836,525, and 1,891,694 shares of the total issued and outstanding stock, respectively, at December 31, 1999 and December 31, 1998.

Dividends paid on the ESOP shares, as well as other shares are considered to be reductions in retained earnings. The shares owned by the ESOP are considered to be outstanding shares and therefore included in the earnings per share calculation.

The plan acquired 258,416, 93,833, and 62,000 shares during 1999, 1998B, and 1998, respectively, from shareholders. Shares distributed from the plan as a result of termination of employment were 160,901, 306,548, and 51,174, during 1999, 1998B, and 1998, respectively. The shares' fair market value was determined based on the trading value of Common Shares of the Company at December 31, 1999 and 1998.

                           EXIGENT INTERNATION, INC.
                  NOTEST TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - OPERATING LEASE OBLIGATIONS

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

In addition to the corporate headquarters, the Company leases 15,296 square feet of space in Alexandria, Virginia which lease will expire August 31, 2003 (subject to the right to renew for up to three additional one year terms), and approximately 11,188 square feet in Chantilly, virginia which lease will expire November 30, 2003. The Company leases addtional office space in Aurora, Colorado; Colorado Springs, Colorado; Boulder, Colorado; LaPlata, Maryland; and Mesa, Arizona.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1999 for each of the next five years and in the aggregate are:

Year ending December 31:
          2000                                                    $  1,865,608
          2001                                                       1,878,028
          2002                                                       1,596,140
          2003                                                       1,468,699
          2004                                                       1,208,998
          Subsequent to 2004                                         1,238,668
                                                                  --------------
             Total minimum future rental payments                 $  9,256,141
                                                                  ==============

Rent expense for 1999, 1998B, and 1998 was $1,513,273,  $1,211,795 and $830,609,
respectively. Rent expense was offset by sublease rental income of $15,064 for 1998.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - ECONOMIC DEPENDENCY

The Company sold a substantial portion of its products and services to three major customers 1999, 1998B, and 1998 in the Satellite Command and Control Industry. Transactions with these major customers; a government customer, a government contractor and a group of U.S. Government agencies, consisted of the following:


1999                                                               Customer 1             Customer 2             Customer 3
----                                                           -------------------    --------------------    ------------------
Revenues                                                       $    17,758,846        $        4,866,138      $      3,952,065
Accounts receivable - at year end                                      850,815                    32,157               195,731
Costs and estimated earnings in excess of billings
   on uncompleted contracts - at year end                            2,170,541                   546,781               532,697
Billings in excess of costs and estimated earnings
   on  uncompleted contracts - at year end                              (6,331)                        -               (66,772)


1998B                                                             Customer 1             Customer 2             Customer 3
-----                                                          -------------------    --------------------    ------------------
Revenues                                                      $       14,735,309     $        5,985,651      $      3,744,421
Accounts receivable - at year end                                        584,252                416,524                37,837
Costs and estimated earnings in excess of billings
    on uncompleted contracts - at year end                             2,117,731                297,137               444,411
Billings in excess of costs and estimated earnings
   on  uncompleted contracts - at year end                                     -                (40,738)             (172,235)


1998                                                              Customer 1             Customer 2             Customer 3
----                                                           -------------------    --------------------    ------------------
Revenues                                                      $      11,700,279      $      11,435,270       $      5,157,842
Accounts receivable - at year end                                       913,281                737,996                642,109
Costs and estimated earnings in excess of billings
    on uncompleted contracts - at year end                            1,904,120                623,662                415,899
Billings in excess of costs and estimated earnings
   on  uncompleted contracts - at year end                                    -               (363,766)               (30,061)


With respect to the segment disclosure requirement of SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable business segment, the manufacture and sale of software products and services .

NOTE 13 - SOFTWARE DEVELOPMENT COSTS

Some software development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for 1999, 1998B and 1998 were $271,576, $180,671, and $47,854, respectively.

During  1999,   1998B,   and  1998,   $2,144,253,   $3,905,349  and  $1,149,685,
respectively, of software development costs for computer software to be sold or otherwise marketed were capitalized. The amortization of costs related to computer software product development held for sale was $2,332,869, $950,507, and $304,397 for 1999, 1998B, and 1998, respectively. Capitalized software development costs includes $163,465, $0, and $0 of capitalized interest for 1999, 1998B and 1998, respectively.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes."

The components of the provision for income taxes are as follows:

                                                                  1999                  1998B                     1998
                                                           ----------------    ---------------------    --------------------
Current expense (benefit)
     Federal                                               $          -0-      $          (444,000)     $          593,000
     State                                                            -0-                 (154,000)                150,000
Deferred tax expense (benefit)
     Federal                                                    (415,000)                  575,000                  63,765
     State                                                       (45,000)                  203,000                  24,000
                                                           ================    =====================    ====================
Total provision for income taxes                           $    (460,000)      $           180,000      $          830,765
                                                           ================    =====================    ====================

The following is a reconciliation of the provisions for income taxes to the expected amounts using the statutory rate:

                                                                  1999                  1998B                 1998
                                                            -----------------     ------------------    ------------------
Expected statutory amount                                          34.0%                 34.0%                 34.0%
State income taxes                                                  3.3                   5.4                   4.6
Nondeductible meals and entertainment                              (1.8)                  4.2                   0.6
Tax penalties                                                      (0.5)                  2.1                     -
Nondeductible officers life insurance                              (0.1)                  0.2                   0.1
Research and experimental credit                                   14.7                 (15.8)                 (0.8)
Nondeductible amortization of goodwill                             (0.5)
Other                                                              (0.1)                    -                  (0.3)
                                                            =================     ==================    ==================
Actual tax provision                                               49.0                  30.1%                 38.2%
                                                            =================     ==================    ==================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                             December 31,        December 31,
                                                 1999                1998
                                         ----------------     ----------------
Deferred tax assets
       Accrued vacation and sick pay     $       301,000      $      554,000
       NOL carryforwards                         813,000             337,000
       Tax credit carryforwards                  496,000             346,000
       Other                                      58,000               9,000
       Accrued severance pay                           -              32,000
                                         -----------------    ----------------
                                         $     1,668,000      $    1,278,000
                                         =================    ================
Deferred tax liabilities
       Depreciation                             (163,000)           (304,000)
       Amortization                           (1,651,000)         (1,734,000)
       Other                                     (23,000)                  -
                                         -----------------    ----------------
                                         $    (1,837,000)     $   (2,038,000)
                                         ==================   ================

At December 31, 1999, the Company had net operating loss carryforwards of $2,160,000 expiring in 2019. The tax credit carryforwards expire in 2019.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES (CONTINUED)

In 1999, the Company's deferred tax asset related to the net operating loss carry forward and its paid in capital were both increased by $131,000 as a result of transactions involving stock options.

During 1999, 1998B, and 1998 the Company made income tax payments of $29,360, $463,450 and $6,230, respectively.


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

On September 30, 1997, the Company reserved 120,000 shares of common stock for its non-qualified non-employee director stock option plan (Plan 5NQ). Each optionee who is granted options will receive the option to purchase 40,000 shares of common stock. The terms of these options provide that the options are exercisable on a quarterly basis following grant at the rate of 2,500 shares per quarter for the 16 quarters following grant date, provided the optionee continues to serve on the Board of Directors. Optionees will be eligible to receive a grant of options upon their initial election to the Board. All options will expire ten years after the date of grant. Plan 5NQ is administered by the Company's Board of Directors or a committee thereof. All options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. Awards may be granted pursuant to Plan 5NQ through September 30, 2007. Plan 5NQ may be terminated earlier by the Board of Directors at its sole discretion.

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

All plans were approved by the shareholders at the June 30, 1999 and 1998 Shareholders' Meetings.

Each plan noted above allows the plan administrator the discretion, to grant stock appreciation rights with each option granted. As of December 31, 1999, no stock appreciation rights had been granted.

At December 31, 1999, there were 0, 5,950,  10,000,  18,550, 0, 0, and 1,615,978 additional shares available for grant under Plan 1NQ, Plan 2Q, Plan 3Q, Plan 4Q, Plan 5NQ, Plan 6NQ and the Omnibus Stock Option Plan, respectively. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 1999, 1998B, and 1998, where exercise price equals the market price of the stock on the grant date was $2.27, $1.57 and $0.86, respectively. No stock options were granted prior to fiscal 1998.

                          EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK OPTIONS (CONTINUED)

The following weighted average assumptions were used:

                                                                                  1999            1998B            1998
                                                                      --------------------------------------------------
         Exercise price equal to market price on grant date
         Expected risk-free interest rate                                        5.61%            6.22%           6.21%
         Expected life in years                                                  6.72             4.72            3.05
         Expected volatility                                                       50%              50%             50%
         Expected dividend yield                                                 0.00%            0.00%           0.00%

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

                                                                                  1999            1998B            1998
                                                                      --------------------------------------------------
         Net income (loss):
         As reported                                                      $   (478,665)      $   418,160     $ 1,345,429
         Pro forma                                                        $ (1,580,805)      $  (552,077)    $   951,559
         Earnings (loss) per share- diluted:
         As reported                                                      $      (0.11)      $      0.08     $      0.29
         Pro forma                                                        $      (0.35)      $     (0.11)    $      0.21

The effect of applying SFAS No. 123 in the calculation of proforma net income is not likely to be representative of the effects on reported net income for future years.

Stock option activity, during the periods indicated, is as follows:

                                           1999                          1998B                           1998
                             -----------------------------------------------------------------------------------------------
                                               Weighted                        Weighted                         Weighted
                                                Average                         Average                         Average
                                Options     Exercise Price      Options     Exercise Price      Options      Exercise Price
                             -----------------------------------------------------------------------------------------------
Outstanding - beginning of
 year                             2,079,454     $      3.04         726,350      $     2.45                -      $        -
Granted                             746,005            3.97       1,522,854            3.30          836,400            2.32
Exercised                          (128,400)           2.65        (149,050)           2.28          (73,800)           2.45
Forfeited                          (288,787)           3.11        ( 20,700)           3.35          (36,250)           2.53
                             ---------------                ----------------                -----------------
Outstanding - end of year         2,408,272     $      3.34       2,079,454      $     3.04          726,350       $    2.45
                              ===============================================================================================
Exercisable at end of year        1,761,252                       1,380,594                          689,750

Weighted-average fair value
 of options granted during
 the year                         $    3.34                      $     1.57                       $     0.86



At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.25 to $4.38 and 2.55 years to 9.78 years, respectively, with the weighted average at $3.34 and 4.66 years.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basis and diluted  earnings
(loss) per share:

                                                            1999               1998B              1998
                                                      ------------------ ------------------ ------------------
Numerator:
  Net income (loss) (numerator for basic
     and diluted earnings per share)                       $  (478,665)         $  418,160        $ 1,345,429
                                                      ================== ================== ==================
Denominator:
  Denominator for basic earnings per share-
     weighted average  common shares                          4,484,177          4,034,039          3,787,639
  Effect of dilutive securities:
    Convertible preferred stock                                       -            632,041            695,899
    Stock options and warrants                                        -            491,451            163,752
                                                      ------------------ ------------------ ------------------
  Denominator for diluted earnings per share-
      adjusted weighted average shares                        4,484,177          5,157,531          4,647,290
                                                      ------------------ ------------------ ------------------
Basic earnings (loss) per share                             $     (0.11)         $    0.10          $    0.36
                                                      ================== ================== ==================
Diluted earnings (loss) per share                           $     (0.11)         $    0.08          $    0.29
                                                      ================== ================== ==================


In computing diluted Earnings (Loss) per Shares ("EPS") for 1999, 1,005,484 of common share equivalents were excluded from the computation because their effects would have been antidilutive.


NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company has outstanding purchase commitments of $2,258,150 as of December 31, 1999. These represent outstanding purchase orders for which neither the item nor invoice has been received.


NOTE 18 - RELATED PARTY TRANSACTIONS

During  1999,  1998B,  and 1998  Exigent  paid  $53,152,  $38,603,  and $45,485, respectively in fees to directors of Exigent for consulting services.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 - ACQUISITION

On December 9, 1999, Exigent completed the acquisition of GEC by exchanging cash and subordinated promissory notes for all of the voting and non-voting shares of GEC common stock. The acquisition of the assets and liabilities was accounted for using the purchase method of accounting whereby the consideration paid of $3,525,694 was allocated based on the fair values of the assets and liabilities acquired with the excess consideration over the fair value of tangible assets recorded as intangible assets (goodwill). The purchase price, the allocation of the purchase price and the amortization period of the goodwill are detailed below:


Consideration                                  Allocation of purchase price:
Cash paid                    $ 2,013,879       Cash and cash equivalents            $  120,549
Promissory note                1,000,000       Deferred tax asset                        9,000
Other current liabilities        418,304       Accounts receivable                     353,367
Deferred tax liability            49,750       Other current assets                    148,256
Net accrued taxes                 24,607       Property, plant and equipment            33,106
                                                                                  -------------
Acquisition costs                 19,154       Total tangible assets acquired          664,278
                            -------------      Goodwill                              2,861,416
                                                                                  -------------
Total purchase price         $ 3,525,694       Total assets acquired               $ 3,525,694
                            =============                                         =============


Intangible Asset       Assigned Value               Amortization Period
----------------    ---------------------       ---------------------------
Goodwill                  2,861,416                       10 years

The operating results of GEC have been included in the consolidated results of operations from the date of the acquisition. On a pro forma basis as if the GEC acquisition had taken place at the beginning of 1999, consolidated net revenue, net income (loss), and earnings (loss) per share would have been $41,280,289, ($331,135), and ($0.07), respectively, for the year ended December 31, 1999. On a pro forma basis as if the acquisition had taken place at the beginning of 1998, consolidated net revenue, net income, and earnings per share would have been $35,940,476, $651,232, and $0.13 per share, respectively, for the period ended December 31, 1998. Such pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisition had been effective at the beginning of the 1998 and 1999 fiscal years and are not audited.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Quarterly Financial Information (unaudited)

                                                                                 Quarter ended
                                                  ----------------------------------------------------------------------------
Year ended December 31, 1999                            31-Mar-99          30-Jun-99           30-Sep-99          31-Dec-99
                                                  ------------------  -----------------   ----------------  ------------------
Revenue                                               $   9,090,881       $  9,199,081       $  9,121,721       $   8,739,595
Income (loss) before income taxes                           256,718             76,543            249,753          (1,521,679)
Net income                                                  154,031             45,926            149,851            (828,473)
Basic earnings per share                                       0.04               0.01               0.03               (0.17)
Diluted earnings per share *                                   0.03               0.01               0.03               (0.17)
Market price per share
     High                                                      7.00               6.50               6.25                4.75
     Low                                                       2.47               3.63               3.25                3.13



                                                                        Quarter ended                             Two months
                                                  ----------------------------------------------------------        Ended
 Eleven months ended December 31, 1998                  30-Apr-98          31-Jul-98           31-Oct-98          31-Dec-98
                                                  ------------------  -----------------   ----------------  ------------------
Revenue                                               $   7,685,375       $  8,811,196       $  9,361,584       $   5,280,928
Income before income taxes                                  161,751            380,734            122,420             (66,745)
Net income                                                   97,618            227,949             73,479              19,114
Basic earnings per share                                       0.02               0.05               0.02                0.00
Diluted earnings per share *                                   0.02               0.04               0.01                0.00
Market price per share
     High                                                      4.00               6.00               4.38                4.13
     Low                                                       2.94               3.81               2.75                2.44

* Due to rounding Diluted earnings per share does not tie to the sum of the quarters

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

         On March 18, 1998, our Board of Directors approved changing our certifying accountant to Ernst & Young LLP. The change became effective for the fiscal year ended December 31, 1998. The certifying accountant for the previous years and the fiscal year ended January 31, 1998, Hoyman, Dobson & Company, P.A., continues to provide us with various accounting services. The directors determined a change was warranted because the new certifying accountant has greater national resources to serve our growing needs.

         The principal accountant's report on the financial statements for the previous two years has not contained an adverse opinion or disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. We have not had any disagreements with our principle accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during its two most recent fiscal years or since then. During our two most recent fiscal years or since then, we have not been advised by our principal accountant: (i) that the internal controls necessary for us to develop reliable financial information do not exist; (ii) that information has come to the accountant's attention that has led the accountant to no longer be able to rely on management's representations or that have made the accountant unwilling to be associated with the financial statements prepared by management; (iii) of the need to expand significantly the scope of its audit, or that information has come to the accountant's attention that if further investigated may materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements covering a period subsequent to the date of the most recent financial statements covered by an audit report or cause the accountant to be unwilling to rely on management's representations or be associated with the Company's financial statements; or (iv) that information has come to the accountant's attention that the accountant has concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

         By letter dated March 27, 1998, Hoyman, Dobson & Company, P.A. confirmed its agreement with the foregoing, as disclosed in Item 4 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on March 30, 1998.
This letter is attached as Exhibit 16 to the March 30, 1998, Current Report Form 8-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

         "Election  of  Directors"  and  "Section  16(a)  Beneficial   Ownership
Reporting Compliance" in our Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission on or before May 1, 2000 (the "2000 Definitive Proxy Statement") are hereby incorporated by reference.

Item 11.  Executive Compensation

         "Compensation  of  Executive  Officers"  and  "Compensation   Committee
Interlocks and Insider Participation" in the 2000 Definitive Proxy Statement are hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         "Principal Stockholders" in the 2000 Definitive Proxy Statement is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

         "Certain Relationships and Related Transactions" in the 2000 Definitive Proxy Statement is hereby incorporated by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)     Financial Statements (See Item 8 of this Report)
           Reports of Independent Auditors - February 11, 2000 and April 4, 1998 Consolidated Balance Sheets - December 31, 1999 and December 31, 1998
           Consolidated Statements of Operations - For December 31, 1999 and for the Eleven Months Ended December 31, 1998, and the Year ended January 31, 1998
           Consolidated Statements of Stockholders' Equity - For December 31, 1999 and for the Eleven Months Ended December 31, 1998, and Year Ended January 31, 1998
           Consolidated Statements of Cash Flows - For December 31, 1999 and for the Eleven Months Ended December 31, 1998, and Year Ended January 31, 1998
           Notes to Financial Statements For December 31, 1999 and for the Eleven Months Ended December 31, 1998, and Year Ended January 31, 1998
(2) Financial statement schedules. All schedules have been omitted because they are inapplicable or not material.
(3)        Exhibits Index

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

2.2        Amendment to Stock Purchase Agreement and Plan of Reorganization (2)

           3.1 Second Amended and Restated Certificate of Incorporation of Exigent International, Inc. (3)

3.2        Amended and Restated Bylaws of Exigent International, Inc. (4)

4 Form of Rights Agreement between Exigent International, Inc. and Reliance Trust Company (Rights Agent) dated as of October 27, 1998
           (5)

4.1        Amendment   to  Rights  Agreement,  dated   March  2,  2000,  by  and
           between  Exigent  International,  Inc.  and  Registrar  and  Transfer
           Company.

10.1       Contract    between     Motorola,   Inc.   Government   and   Systems
           Technology Group, Satellite Communications Division and Software Technology, Inc. (6)

10.2 Contract between Naval Research Laboratory And Software Technology, Inc.dated April 30, 1998 (7)

10.3 Subcontract/Purchase Order between Lockheed-Martin Federal Systems Company and Software Technology, Inc. (8)

10.4       Purchase Orders from Allied Signal Technical Services Corporation (9)

10.5 Lease Agreement, dated May 14, 1993, between Henderson Evans, L.C. and Software Technology, Inc. (10)

10.6 Lease Agreement, dated March 31, 1997, between Henderson Comet, L.C. and Software Technology, Inc. (11)

10.7 Agreement of Lease, dated August 15, 1994, between Alexandria South Associates, L.P. and Software Technology, Inc. (12)

10.8 Addendum Number One to Agreement of Lease, dated September 1, 1998, between Hunting Creek, LLC and Software Technology, Inc. (13)

10.9       Incentive Stock Option Plan 1Q (nonqualified) (14)

10.10      Independent Director Stock Option Plan (5NQ) (15)

10.11      Employment   Agreement    dated   June  11,  1997   between   Exigent
           International,  Inc.  and William K. Presley (16)

10.12      Employment   Agreement    dated   June 11,  1997    between   Exigent
           International,  Inc.  and  Bernard R. Smedley (17)

10.13      Employment   Agreement    dated   June 11,  1997    between   Exigent
           International,  Inc. and Don F. Riordan, Jr. (18)

10.14 Loan Agreement, dated December 31, 1998, between Software Technology, Inc. and the Huntington National Bank (19)

10.15      Unlimited  Continuing  and  Unconditional  Guaranty,  dated  December
           31, 1998, between Exigent International, Inc. and the Huntington National Bank (20)

10.16 Amendment to Employment Agreement, dated May 13, 1998, between Bernard R. Smedley and Exigent International, Inc. (21)

10.17 Amendment to Employment Agreement, dated September 14, 1998, between Bernard R. Smedley and Exigent International, Inc. (22)

10.18 Amendment to Employment Agreement, dated October 27, 1998, between Bernard R. Smedley and Exigent International, Inc. (23)

10.19      Employment   Agreement,   dated December 17, 1998, between Jeffrey B.
           Weinress and Exigent International, Inc.  (24)

10.20      Form  of  Employment  Agreement  for  selected   employees of Exigent
           International, Inc. (25)

10.21      Amendment to Employment  Agreement,  dated  May 13, 1998, between Don
           F. Riordan, Jr. and Exigent International, Inc. (26)

10.22      Amendment  to  Employment   Agreement,   dated   September  14, 1998,
           between Don F. Riordan, Jr. and Exigent International, Inc.  (27)

10.23 Amendment to Employment Agreement, dated October 27, 1998, between Don R. Riordan, Jr. and Exigent International, Inc. (28)

10.24 Amendment to Employment Agreement, dated May 13, 1998, between William K. Presley and Exigent International, Inc. (29)

10.25 Amendment to Employment Agreement, dated September 14, 1998, between William K. Presley and Exigent International, Inc. (30)

10.26 Amendment to Employment Agreement, dated October 27, 1998, between William K. Presley and Exigent International, Inc. (31)

10.27      Incentive Stock Option Plan 3Q (32)

10.28      Incentive Stock Option Plan 4Q (33)

10.29      Stock Option Plan 6NQ (34)

10.30      The Software Technology, Inc. Restated Employee Stock Ownership  Plan
           (35)

10.31 Deed of Lease Agreement, dated January 3, 2000, between Enterprise Center Limited Partnership Number Two and Software Technology, Inc.

10.32 Amended and Re-Stated Loan Agreement, dated March 1, 2000, by and between Exigent International, Inc., eXGNT, FotoTag, GEC Acquisition Corporation, GEC North America Corporation, Middleware Solutions, Inc., Software Technology, Inc. and The Huntington National Bank.

10.33 Amended and Re-Stated Loan Agreement, dated March 1, 2000, by and between Exigent International, Inc., eXGNT, FotoTag, GEC Acquisition Corporation, GEC North America Corporation, Middleware Solutions, Inc., Software Technology, Inc. and The Huntington National Bank.

10.34      Omnibus Stock Option and Incentive Plan (36)

10.35      Employee Stock Purchase Plan (37)

10.36 Agreement for Purchase and Sale of Stock dated as of November 19, 1999 among GEC Acquisition Corporation, Exigent International, Inc., GEC North America Corporation, Roger A. Gilmartin, Deborah M. Bowen and Mark W. Bridges. (38)

10.39      Incentive Stock Option Plan 2Q (39)

16         Letter re Change in Certifying Accountant (40)

21         Subsidiaries

23.1 Consent of Independent Certified Public Accountants, Ernst & Young LLP, dated March 20, 2000

23.2 Consent of Independent Certified Public Accountants, Hoyman, Dobson & Company, P.A., dated March 21, 2000

27         Financial Data Schedule

          (1)  Exhibit 2 to the  Registration  Statement  on Form S-1 of Exigent
               International, Inc., declared effective on January 30, 1997.*
          (2)  Exhibit   2(ii)  to   Pre-Effective   Amendment   No.  1  to  the
               Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997*
          (3)  Exhibit 3.1 to Form 10-Q filed on September 14, 1998.*
          (4)  Exhibit 3.2 to Form 10-Q filed on September 14, 1998.*
          (5)  Exhibit 4.1 to Form 8-K and to Form 8-A filed November 3, 1998.*
          (6) Exhibit 10(iii) to Pre-Effective Amendment No. 2 and Pre-Effective Amendment No. 3 to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997.*
          (7)  Exhibit 10.17 to Form 10-Q filed June 12, 1998.*
          (8) Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997.*
          (9) Exhibit 10(vi) to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997.*
          (10) Exhibit 10.8 to Form 10-K filed on April 30, 1998.*
          (11) Exhibit 10.9 to Form 10-K filed on April 30, 1998.*
          (12) Exhibit 10.10 to Form 10-K filed on April 30, 1998.*
          (13) Exhibit 10.10 to Form 10-K filed on March 31, 1999.*
          (14) Exhibit 4 to Form 8-K filed on October 27, 1997 and to Form S-8 filed on October 27, 1997.*

          (15) Exhibit 4 to Form 8-K filed on March 30, 1998 and to Form S-8 filed on April 1, 1998.*
          (16) Exhibit 10.14 to Form 10-K filed on April 30, 1998.*
          (17) Exhibit 10.15 to Form 10-K filed on April 30, 1998.*
          (18) Exhibit 10.16 to Form 10-K filed on April 30, 1998.*
          (19) Exhibit 10.18 to Form 10-K filed on March 31, 1999.*
          (20) Exhibit 10.19 to Form 10-K filed on March 31, 1999.*
          (21) Exhibit 10.21 to Form 10-K filed on March 31,  1999.*
          (22) Exhibit 10.22 to Form 10-K filed on March 31, 1999.*
          (23) Exhibit 10.23 to Form 10-K filed on March 31, 1999.*
          (24) Exhibit 10.24 to Form 10-K filed on March 31, 1999.*
          (25) Exhibit 10.25 to Form 10-K filed on March 31, 1999.*
          (26) Exhibit 10.26 to Form 10-K filed on March 31, 1999.*
          (27) Exhibit 10.27 to Form 10-K filed on March 31, 1999.*
          (28) Exhibit 10.28 to Form 10-K filed on March 31, 1999.*
          (29) Exhibit 10.29 to Form 10-K filed on March 31, 1999.*
          (30) Exhibit 10.30 to Form 10-K filed on March 31, 1999.*
          (31) Exhibit 10.31 to Form 10-K filed on March 31, 1999.*
          (32) Exhibit 4 to Form 8-K and to Form S-8 filed on January 2, 1998.*
          (33) Exhibit 4 to Form 8-K and to Form S-8 filed on April 21, 1998.*
          (34) Exhibit 4 to Form 8-K and to Form S-8 filed on May 21, 1998.*
          (35) Exhibit 10.35 to Form 10-K filed on March 31, 1999.*
          (36) Exhibit 99.1 to Proxy Statement filed April 30, 1999.*
          (37) Exhibit 99.2 to Proxy Statement filed April 30, 1999.*
          (38) Exhibit 2.1 to Form 8-K/A filed on December 30, 1999.*
          (39) Exhibit 4 to Form 8-K filed on June 24, 1997.*
          (40) Exhibit 16 to Form 8-K filed March 30, 1998.*
          *    Incorporated by reference


 (b)     Reports on Form 8-K:

         A Current Report on Form 8-K was filed on November 15, 1999 announcing that Larry W. Whitfield was named President of STI subsidiary.

         A Current Report on Form 8-K was filed on November 22, 1999 reporting that we entered into an agreement to acquire all of the issued and outstanding shares of GEC, a systems integrator of Oracle-based solutions, at a purchase price of $3.27M.

         A Current Report on Form 8-K was filed on December 14, 1999 reporting that we consummated the GEC acquisition.

         A Current Report on Form 8-K was filed on December 28, 1999 reporting the appointment of Gordon J. Comerford to the Board of Directors and other executive promotions.

         A Current Report on Form 8-K/A was filed on December 30, 1999 amending the Current Report on Form 8-K filed on December 14, 1999, which reported that we consummated the GEC acquisition. The amended Current Report on Form 8-K included the required financial statements and pro forma financial statements relative to the acquisition were filed with this report.

         A Current Report on Form 8-K was filed on February 28, 2000 reporting that we had written down the carrying value of certain assets determined to be impaired.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exigent International, Inc.

March 21, 2000    By:   /s/ B.R. Smedley
--------------        --------------------------------------------------------
Date                  Bernard R. Smedley, Chief Executive Officer


March 21, 2000    By:  /s/ Jeffery B. Weinress
--------------       ---------------------------------------------------------
Date                  Jeffery B. Weinress, Executive Vice President, Chief
                      Financial Officer


March 21, 2000    By:  /s/ Sally Ball
--------------       ---------------------------------------------------------
Date                  Sally Ball, Vice President, Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 21, 2000    By:  /s/ B.R. Smedley
--------------        --------------------------------------------------------
Date                  Bernard R. Smedley, Director


March 21, 2000    By:  /s/ Arthur H. Collier
--------------        --------------------------------------------------------
Date                  Arthur H. Collier, Director


March 21, 2000    By:  /s/ Scott B. Helm
--------------        --------------------------------------------------------
Date                    Scott B. Helm, Director


March 21, 2000    By:  /s/ Robert M. Janowiak
--------------        --------------------------------------------------------
Date                  Robert M. Janowiak, Director


March 21, 2000    By:  /s/ William R. Usher
--------------        --------------------------------------------------------
Date                  William R. Usher, Director


March 21, 2000    By:  /s/ Don F. Riordan, Jr.
--------------        --------------------------------------------------------
Date                  Don F. Riordan, Jr., Director


March 21, 2000    By:  /s/ Daniel J. Stark
--------------        --------------------------------------------------------
Date                  Daniel J. Stark, Director


March 21, 2000    By:  /s/ Gordon J. Comerford
--------------        --------------------------------------------------------
Date                  Gordon J. Comerford, Director