Form 10-Q
period 2000-03-31
EXIGENT INTERNATIONAL INC
filed 2000-05-05
CIK 1015854

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X]      For the Quarterly Period Ended:  March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (D) of The Securities Exchange Act of 1934

For the transition period from ..................... to ........................

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


                   1830 Penn Street, Melbourne, Florida 32901
               (Address of principal executive offices) (Zip code)


                                  321-952-7550
               (Registrant's telephone number including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         The number of shares outstanding of the registrant's common stock, $.01 par value, on March 31, 2000 was 5,927,970.


================================================================================

                           EXIGENT INTERNATIONAL, INC.

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.                                                                              Page

              Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                                3

              Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999              5

              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999              6

              Notes to Consolidated Financial Statements                                                            7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.                9

Item 3.       Quantitative and Qualitative Disclosure of Market Risk                                               13

PART II - OTHER INFORMATION

Item 5.       Other Information.                                                                                   14

Item 6.       Exhibit and Reports on Form 8-K                                                                      14

              Signatures                                                                                           15


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                        EXIGENT INTERNATIONAL, INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                   ASSETS


                                                                      March 31, 2000     December 31, 1999
                                                                       (unaudited)
                                                                    ------------------- ---------------------
CURRENT ASSETS
      Cash and cash equivalents                                         $ 1,066,221         $   574,368
      Accounts receivable, pledged                                        4,023,696           2,616,727
      Costs and estimated earnings in excess of
          billings on uncompleted contracts, pledged                      4,864,460           4,790,742
      Prepaid expenses                                                       29,624              42,492
      Income taxes receivable                                             1,094,239             803,188
      Deferred income taxes                                                 336,000             336,000
                                                                    ------------------- ---------------------
      TOTAL CURRENT ASSETS                                               11,414,240           9,163,517
                                                                    ------------------- ---------------------
PROPERTY AND EQUIPMENT
      Cost                                                                6,263,227           6,240,397
      Accumulated depreciation                                           (4,825,838)         (4,699,750)
                                                                    ------------------- ---------------------
      PROPERTY AND EQUIPMENT, NET                                         1,437,389           1,540,647
                                                                    ------------------- ---------------------
OTHER ASSETS
      Software development costs, net                                     4,373,768           4,275,113
      Capitalized patent costs, net                                         110,766             85,116
      Goodwill, net                                                       2,776,432           2,848,220
      Deposits and other assets                                             150,355             103,193
                                                                    ------------------- ---------------------
      TOTAL OTHER ASSETS                                                  7,411,321           7,311,642
                                                                    ------------------- ---------------------
      TOTAL ASSETS                                                      $20,262,950         $18,015,806
                                                                    ================== ======================



                             See accompanying notes.

                                        EXIGENT INTERNATIONAL, INC.
                                  CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       March 31, 2000
                                                                         (unaudited)     December 31, 1999
                                                                       ----------------  -------------------
CURRENT LIABILITIES
      Line of credit                                                  $   2,645,834      $  2,386,734
      Accounts payable                                                      216,565           715,976
      Accrued payroll and other expenses                                  3,082,939         2,187,690
      Billings in excess of costs and estimated earnings
          on uncompleted contracts                                        1,054,804           891,557
      Income taxes payable                                                   22,834            17,827
      Current portion, long-term debt                                       256,817         1,256,817
      Current portion, subordinated debt                                    250,000           250,000
                                                                       ----------------  -------------------
      TOTAL CURRENT LIABILITIES                                           7,529,793         7,706,601
                                                                       ----------------  -------------------
LONG-TERM LIABILITIES
      Long-term debt, less current portion                                  206,845           268,897
      Subordinated debt, less current portion                               687,500           750,000
      Deferred income taxes                                                 505,000           505,000
                                                                       ----------------  -------------------
      TOTAL LONG-TERM LIABILITIES                                         1,399,345         1,523,897
                                                                       ----------------  -------------------
      TOTAL LIABILITIES                                                   8,929,138         9,230,498
                                                                       ----------------  -------------------

STOCKHOLDERS' EQUITY
      Class A Preferred Shares,  $.01  par value, 5,000,000
      shares  authorized,  15,132  and  68,841  issued  and
      outstanding  at March 31, 2000 and December 31, 1999,
      respectively,
      at $2.50 per share liquidation/dissolution preference                      151              688
      Common  Shares,  $.01  par  value,  40,000,000 shares
      authorized,   5,927,970  and   4,845,149  issued  and
      outstanding  at March 31, 2000 and December 31, 1999,
      respectively                                                            59,280            48,452
      Paid in capital                                                      5,593,971         2,646,445
      Retained earnings                                                    5,680,410         6,089,723
                                                                       ----------------  -------------------
      TOTAL STOCKHOLDERS' EQUITY                                          11,333,812         8,785,308
                                                                       ----------------  -------------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $  20,262,950     $  18,015,806
                                                                       ================  ===================



                             See accompanying notes.

                                        EXIGENT INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the three months ended
                                                                       March 31, 2000      March 31, 1999
                                                                         (unaudited)        (unaudited)
                                                                       ----------------  -------------------

REVENUES                                                              $    10,309,995    $    9,090,881
COST OF SALES                                                               7,550,779         6,698,052
                                                                       ----------------  -------------------
GROSS PROFIT                                                                2,759,216         2,392,829

GENERAL AND ADMINISTRATIVE EXPENSES                                         2,944,611         2,132,500
RESEARCH AND DEVELOPMENT COSTS                                                  7,343             8,881
RESTRUCTURING COSTS                                                           422,803                 -
                                                                       ----------------  -------------------
OPERATING INCOME (LOSS)                                                      (615,541)          251,448
                                                                       ----------------  -------------------
OTHER INCOME (EXPENSE)
      Interest income                                                           1,687            11,291
      Interest expense                                                        (58,438)           (7,482)
      Other, net                                                                1,288             1,461
                                                                       ----------------  -------------------
TOTAL OTHER INCOME (EXPENSE)                                                  (55,463)            5,270
                                                                       ----------------  -------------------
INCOME (LOSS) BEFORE INCOME TAXES                                            (671,004)          256,718

INCOME TAX EXPENSE (BENEFIT)                                                 (261,691)          102,687
                                                                       ----------------  -------------------
NET INCOME (LOSS)                                                      $     (409,313)   $      154,031
                                                                       ================  ===================
EARNINGS (LOSS) PER SHARE - BASIC                                      $        (0.08)   $         0.04
                                                                       ================  ===================
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                  5,417,135        4,167,878
                                                                       ================  ===================
EARNINGS (LOSS) PER SHARE - DILUTED                                    $         (0.08)            0.03
                                                                       ================  ===================
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                 5,417,135       5,431,675
                                                                       ================  ===================


                             See accompanying notes.

                                        EXIGENT INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the three months ended
                                                                         March 31, 2000     March 31, 1999
                                                                           (unaudited)        (unaudited)
                                                                        ---------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                 $     (409,313)  $        154,031
                                                                        ---------------  -------------------
      Adjustments to reconcile net income (loss) to net cash provided  (used) by operating activities:
      Depreciation and amortization
                                                                               620,291              702,533
      Accretion of unearned stock compensation
                                                                                 8,350                    -
      Changes in operating assets and liabilities:
         Accounts receivable                                                (1,406,969)          (1,158,573)
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                                  (73,718)              47,012
         Prepaid expenses                                                       12,869             (156,727)
         Income taxes receivable                                              (291,052)                   -
         Deposits                                                              (47,162)               2,759
         Accounts payable                                                     (499,411)              35,340
         Accrued expenses                                                      895,250              255,341
         Billings in excess of costs and estimated earnings
            on uncompleted  contracts                                          163,247              570,731
         Income taxes payable                                                    5,008              102,687
                                                                        ---------------  -------------------
      Total adjustments                                                       (613,297)             401,103
                                                                        ---------------  -------------------
NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                           (1,022,610)             555,134
                                                                        ---------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisition of capital assets                              (22,831)             (64,302)
      Cash paid for capitalized software development                          (521,070)            (844,888)
      Cash paid for capitalized patent costs                                   (25,650)                   -
                                                                        ---------------  -------------------
NET CASH USED BY INVESTING ACTIVITIES                                         (569,551)            (909,190)
                                                                        ---------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under line of credit                                      259,100              700,000
      Principal payments on long-term debt                                  (1,124,553)             (54,170)
      Proceeds from exercise of stock options and warrants                   2,949,467              181,382
                                                                        ---------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    2,084,014              827,212
                                                                        ---------------  -------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      491,853              473,156

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 574,368              429,970
                                                                        ---------------  -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   1,066,221    $         903,126
                                                                        ===============  ===================

                             See accompanying notes.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three month periods ended March 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Exigent International, Inc.'s ("Exigent's" or the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2 - LINE OF CREDIT

Software Technology, Inc. ("STI"), Exigent's primary subsidiary, had a $5,000,000 line of credit available from a bank as of March 31, 2000 and December 31, 1999. The line of credit note bears interest on the unpaid principal balance at a rate per annum equal to the bank's prime rate or LIBOR plus 2.5%. As of March 31, 2000 and December 31, 1999, the outstanding draws against the line were $2,645,834 and $2,386,734, respectively. The interest rate at March 31, 2000 and December 31, 1999 was 8.62% and 8.29%, respectively. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

The weighted average interest rate on short-term borrowings during the period ended March 31, 2000 was 8.42%.

NOTE 3 - EARNINGS PER SHARE

The following  tables set forth the  computation  of basic and diluted  earnings
(loss) per share for the three months ended March 31, 2000 and 1999:


                                                                      For the three months ended
                                                                   March 31, 2000     March 31, 1999
           Numerator:                                            ------------------ ------------------
             Net income (loss) (numerator for basic
                and diluted earnings per share)                        $ (409,313)         $  154,031
                                                                 ================== ==================
           Denominator:
             Denominator for basic earnings per share-
                weighted average  common shares                         5,417,135           4,167,878
             Effect of dilutive securities:
               Convertible preferred stock                                      -             609,882
               Stock options and warrants                                       -             653,915
                                                                 ------------------ ------------------
             Denominator for diluted earnings per share-
                 adjusted weighted average shares                        5,417,135          5,431,675
                                                                 ------------------ ------------------
           Basic earnings (loss) per share                              $   (0.08)           $   0.04
                                                                 ================== ==================
           Diluted earnings (loss) per share                            $   (0.08)           $   0.03
                                                                 ================== ==================


In computing diluted earnings (loss) per share for the three months ended March 31, 2000, 781,055 of common share equivalents were excluded from the computation because their effects would have been antidilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the three months ended March 31, 2000 are as follows:

                                                               Class A
                                         Common Stock         Preferred      Paid in    Retained
                                        Shares    Amount    Shares  Amount   Capital    Earnings      Total
                                      --------------------------------------------------------------------------

BALANCE JANUARY 1, 2000               4,845,149  $48,452    68,841  $  688  $2,646,445  $6,089,723   $ 8,785,308
    Exercise of convertible options     304,486    3,045         -       -     772,544           -       775,589
    Exercise of convertible stock
    warrants                            724,626    7,246         -       -   2,166,632           -     2,173,878
    Class A preferred converted to
    common                               53,709      537   (53,709)   (537)          -           -            -
    Accretion of unearned stock
    compensation                               -       -         -       -       8,350           -        8,350
    Net loss                                   -       -         -       -           -    (409,313)    (409,313)
                                      --------------------------------------------------------------------------

BALANCE MARCH 31, 2000                5,927,970  $59,280    15,132  $  151  $5,593,971  $5,680,410  $11,333,812
                                      ==========================================================================


NOTE 5 - STOCK OPTIONS

Stock option activity, during the three months ended March 31, 2000, is as follows:


                                                           Weighted Average
                                              Options       Exercise Price
                                          ------------------------------------
 Outstanding - as of December 31, 1999          2,408,272         $      3.34
 Granted                                           10,000                3.69
 Exercised                                       (298,001)               2.53
 Forfeited                                        (46,468)               3.47
                                          ----------------

 Outstanding - end of period                    2,073,803         $      3.46
                                          ====================================

 Exercisable at end of period                   1,528,614

 Weighted-average fair value of
     options granted during the
     period                                     $    3.69


At March 31, 2000, the range of exercise prices and remaining contractual life of outstanding options was $2.25 to $4.38 and 2.24 years to 9.53 years, respectively, with the weighted average at $3.45 and 4.88 years.

NOTE 6 - ACQUISITIONS

On December 9, 1999, Exigent completed the acquisition of GEC North America Corporation, ("GEC"), by exchanging cash and subordinated promissory notes for all of the voting and non-voting shares of GEC common stock. The acquisition of the assets and liabilities was accounted for using the purchase method of accounting whereby the consideration paid of $3,525,694 was allocated based on the fair values of the assets and liabilities acquired with the excess consideration over the fair value of tangible assets recorded as intangible assets (goodwill).

The Company's statement of operations for the quarter ended March 31, 2000 includes the operations of GEC, while the statement of operations for the period ended March 31, 1999 does not. The following chart represents the unaudited pro forma results of operations for the three months ended March 31, 1999 assuming the acquisition of GEC had occurred January 1, 1999. The results are not necessarily indicative of future operations or what would have occurred had the acquisition been consummated as of January 1, 1999.

         Total revenue                      $     10,789,513
         Net income                                  239,927
         EPS (diluted)                      $           0.04


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of (i) the consolidated financial condition as of March 31, 2000 as compared with the fiscal year ended December 31, 1999, and (ii) the consolidated results of operations for the three months ended March 31, 2000 and 1999, of Exigent International, Inc. ("the Company") and its subsidiaries: Software Technology, Inc. ("STI"), FotoTag, Inc. ("FotoTag") and Exigent Solutions Group ("ESG"). This discussion should be read together with Exigent's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

General. Exigent is a high-technology company with three core business areas: command and control; information technology; and digital wireless communications. In each of these business areas, the Company provides software products and services business. The Company, through STI, has designed and deployed satellite command and control and telecommunications systems for more than twenty years. We have provided ground control solutions for dozens of commercial and government projects, ranging from a single spacecraft to the largest satellite constellations. As worldwide demand for satellite-based applications has increased, the Company has responded by developing a suite of commercial-off-the-shelf ("COTS") products based on our experience in building such systems. Our engineers also provide system integration support for customers throughout the United States. Our projects include some of the world's largest satellite endeavors, including the Global Positioning Satellite ("GPS") System, as well as numerous proprietary projects.

Although the recent quarters reflect a weakness in the commercial satellite business, the Company has continued to invest during these periods in the advanced features for its OS/COMET(R) basic software product. STI has invested in excess of $8,000,000 over the last four years in its premier software product OS/COMET. This investment has facilitated the contract awards that management believes would have been otherwise unattainable. Continued expenditures for development of new products is expected to decrease as the Company has recently completed the newest release of its flagship OS/COMET product and delivered this to its first customer. The OS/COMET product family is available to address the command and control business of this diverse market, from single satellites to large constellations of satellites.

STI's government business continues at a strong pace with orders coming in from both existing and new customers. The backlog as of March 31, 2000 for commercial and government contracts was $42,955,659, of which $38,529,818 was unfunded.

The Company's information technology ("IT") business unit, ESG, has been organized expressly for exploitation of the IT market in both the commercial and the government markets. The GEC business, as well as IT development work currently being performed at the Naval Research Laboratory ("NRL") are included in the ESG business area. In addition ESG will address distribution of "shrink-wrapped" middleware software, including ActiveM and certain other products.

The newest business area is Exigent's Digital Telecom & Wireless ("DTW") business. As a result of our software-defined radio ("SDR") Domain Manager Tool Kit being selected by a Raytheon-lead consortium as the backbone for development of a new generation of digital radio for the U.S. military in the 21st century, we established a special business unit to pursue opportunities in this technology. In addition, the DTW business unit is pursuing other opportunities in digital wireless technologies for this rapidly expanding market.

Liquidity. As of March 31, 2000, Exigent's ratio of current assets to current liabilities increased to 1.5 from 1.2 at December 31, 1999. This increase was due largely to an increase in cash and a decrease in the current portion of long-term debt due to the capital received through the exercise of stock options and warrants. The sources and uses of cash are explained in detail below.

Exigent's cash portfolio (cash and cash equivalents) increased $491,853 during the three months ended March 31, 2000. The increase was due to cash provided by financing activities of $2,084,014, cash used in investing activities of $569,551 and cash used in operating activities of $1,022,610. The increase in cash from financing activities from December 31, 1999 to March 31, 2000 was primarily the result of proceeds from the exercise of stock options and warrants of $2,949,467. By comparison, Exigent's cash portfolio increased $473,156 for the three months ended March 31, 1999. That increase was due to cash provided by operating activities of $555,134, cash used in investing activities of $909,190 and cash provided by financing activities of $827,212.

In the three months ended March 31, 2000, Exigent acquired $22,831 of capital assets compared to $64,302 in the three months ended March 31, 1999. Capital needs are expected to continue, but cannot be quantified at this time, as Exigent intends to remain current with computing technologies. Currently, the Company has a lease line of credit through Oliver-Allen Corporation to finance any anticipated capital asset requirements.

During the last three fiscal years, the Company has made substantial investments in the development of software products. The investments made for the three months ended March 31, 2000 were significant, but declined significantly from the prior year as the Company introduced several new products during the previous fiscal year. In the three months ended March 31, 2000 and 1999, Exigent spent $521,070 and $844,888, respectively, in capitalized software development costs primarily related to several products. The decrease in the first three months of fiscal year 2000 resulted from a reduced effort with only two products still under development. One of these two products was completed at the end of March, 2000 while the other is scheduled for completion by mid-year. Investment in capitalized software development is expected to decline significantly in the second quarter and beyond as these products are released.

As of March 31, 2000, Exigent had cumulatively borrowed $2,645,834 under a line of credit to fund its operations. The Company reduced long-term and subordinated debt by $1,124,553 during the three months ended March 31, 2000 to $894,345. Management believes existing cash, funds generated by operations, and the available line of credit will be sufficient to fund Exigent's current operating requirements at least through the fiscal year ending December 31, 2000. Additional funds may, however, be required to finance any acquisitions. The Company is currently in discussions with several institutions to finance the Company's strategic plan and the associated acquisitions. There can be no assurance that definitive arrangements relating to this funding will be entered into on acceptable terms. Should such financing not be available, the Company will be required to prioritize its future acquisitions accordingly.

Results of Operations for the three months ended March 31, 2000 and 1999. Sales for the three months ended March 31, 2000 were $10,309,995, compared with $9,090,881 for the three months ended March 31, 1999, an increase of 13.4%, with the mix of government and commercial sales having remained relatively the same. The breakdown between government and commercial sales for each of the three-month periods is as follows:

                     March 31, 2000                March 31, 1999
               -------------------------     -------------------------
   Government    $   8,692,792      84%       $  7,564,444        83%
   Commercial        1,617,203      16%          1,526,437        17%
               ---------------- --------     -------------- ----------
                 $  10,309,995     100%       $  9,090,881       100%
               ================ ========     ============== ==========

The future revenue mix is expected to consist of a higher percentage of commercial sales with the deployment of our new digital wireless product, Domain Manager Tool Kit ("DMTK"), as well as the increase in the commercial information technology business.

Cost of sales as a percentage of revenue for the three months ended March 31, 2000, at 73%, was consistent with the percentage for the three months ended March 31, 1999, at 74%. General and administrative ("G&A") expenses for the three months ended March 31, 2000 were $3,367,414, 58% or $1,234,914 greater than expenses of $2,132,500 for the three months ended 1999. This increase was primarily the result of the acquisition of GEC and its associated expenses equaling approximately $490,000, as well as increased staffing and efforts in sales and business development totaling approximately $200,000. In addition, the recently announced restructuring resulted in one-time, nonrecurring termination charges of $422,803. The G&A expenses are expected to decrease in the upcoming quarters as the positive effects of the restructuring are realized.

The Company posted a net loss of $409,313 (4.0% of revenue) for the three months ended March 31, 2000 as compared to income of $154,031 (1.7% of revenue) for the three months ended March 31, 1999. This loss was anticipated as a result of the continued delay in the commercial satellite business and the aforementioned restructuring charges. The loss before the expenses incurred for the restructuring was $155,630 of which the amortization of intangibles contributed $247,065. Taking these two items into consideration, the cash income from ongoing operations was $91,435.

OUTLOOK

General and administrative ("G&A") expenses are expected to decline from the levels experienced in recent quarters as the effects of the recent restructuring are realized. The current staffing, in addition to the mutiplexing required of such staff, positions the Company for the positive growth anticipated in the next twelve to eighteen months. With the increased emphasis on the deployment of new products, customer focus and sales and business development, the Company is positioned to address the market needs of its diverse customer base.

Management believes that the benefit package offered by Exigent remains very competitive and should help to retain existing employees and attract new employees. Company management also believes that it is important to maintain the benefits at a competitive level, but to do so and hold costs stable in the face of the increasing cost of health care will be a management challenge.

The Company's current long-term business plan is to seek opportunities for growth and diversification of its product and service offerings through internal growth and acquisitions. To implement its long-term growth strategy, the Company may need to raise additional capital through private or public debt and/or equity financing(s). There can be no assurances that financing will be attainable at a competitive rate. Should the financing be unattainable, the Company will prioritize its opportunities in order to implement the business plan representing the best interests of its shareholders.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

This Quarterly Report on Form 10-Q includes and incorporates forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included or incorporated in this report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. Our forward-looking statements relate to matters regarding our management, technology, governmental factors, economic conditions, retention of employees, integration of acquisitions, Y2K issues and our competition. When used herein, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Risk Factors" and elsewhere. We do not assume any obligation to update any of the forward-looking statements we make.

RISK FACTORS

The following is a summary of certain factors that could cause future results to differ materially from those expressed in these forward looking statements:

o A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government;

o Our contracts that are funded by the U.S. government are subject to termination without cause by the government;

o Our contracts and subcontracts that are funded by the U.S. government are subject to a competitive bidding process;

o Our contracts that are funded by the U.S. government are subject to the Congressional budget and funding process;

o The estimated backlog under our government contracts is not necessarily indicative of future revenues;

o Intense competition in the satellite ground system industry could harm our financial performance;

o    Our major products may not be accepted by the market;

o Hiring and retaining qualified technical personnel is difficult and expensive;

o We depend upon attracting and retaining a highly skilled professional staff;

o We may not be able to adjust our fixed operating costs if our revenues decline;

o    Our success is dependent on the continued growth of the space industry; and

o Our operating results may suffer as a result of our dependence on a limited number of client projects.


Please refer to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1999 that was filed with the Securities and Exchange Commission for a more detailed discussion of these and other factors that could impact future results.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The costs related to the Year 2000 compliance efforts were funded with cash flows from operations. In total, these costs were not substantially different from the Company's normal, recurring system development and implementation costs. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Not applicable.

PART II - OTHER INFORMATION

Item 5.  Other Information

         1. Exigent Warrants previously traded on the Chicago Stock Exchange as XNTWS and on the NASDAQ SmallCap as XGNTW. Each expired on January 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Number   Exhibit

27       Financial Data Schedule

(b) The Company's Current Reports on Form 8-K:

         A current report on Form 8-K was filed on February 28, 2000 announcing it had reevaluated its intangible assets and as a result would take a one-time, non-cash charge totaling approximately $1.4M for the 4th Quarter and full-year ended December 31, 1999.

         A current report on Form 8-K was filed on March 27, 2000 announcing a corporate restructuring.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Exigent International, Inc.



May 5, 2000       By: /s/ B.R. Smedley
-----------           --------------------------------------------------------
Date                  B.R. "Bernie" Smedley, Chief Executive Officer



May 5, 2000       By: /s/ Sally Ball
-----------           --------------------------------------------------------
Date                  Sally Ball, Principal Accounting Officer