Form 10-Q
period 2000-06-30
EXIGENT INTERNATIONAL INC
filed 2000-08-02
CIK 1015854

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


[X]      For the Quarterly Period Ended:  June 30, 2000

                                       or

[  ]     Transition  Report  Pursuant  to Section 13 or 15 (D) of The Securities
         Exchange Act of 1934

For the transition period from .................... to ........................

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         The number of shares outstanding of the registrant's common stock, $.01 par value, on June 30, 2000 was 6,003,567.


================================================================================

                           EXIGENT INTERNATIONAL, INC.

                           QUARTER ENDED JUNE 30, 2000

                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.                                                                              Page

              Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                                 3

              Consolidated Statements of Operations for the Six months Ended June 30, 2000 and 1999                 5

              Consolidated Statements of Operations for the Three months Ended June 30, 2000 and 1999               6

              Consolidated Statements of Cash Flows for the Six months Ended June 30, 2000 and 1999                 7

              Notes to Consolidated Financial Statements                                                            8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.               11

Item 3.       Quantitative and Qualitative Disclosure of Market Risk                                               15

PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders                                                  16

Item 5.       Other Information.                                                                                   16

Item 6.       Exhibit and Reports on Form 8-K                                                                      16

              Signatures                                                                                           17



PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                        EXIGENT INTERNATIONAL, INC.
                                        CONSOLIDATED BALANCE SHEETS

                                                   ASSETS

                                                                         June 30, 2000
                                                                          (unaudited)     December 31, 1999
                                                                        ----------------  -------------------
CURRENT ASSETS
      Cash and cash equivalents                                         $    1,396,458    $      574,368
      Accounts receivable, pledged                                           2,125,779         2,616,727
      Costs and estimated earnings in excess of
          billings on uncompleted contracts, pledged                         5,835,676         4,790,742
      Prepaid expenses                                                         109,635            42,492
      Income taxes receivable                                                1,429,186           803,188
      Deferred income taxes                                                    336,000           336,000
                                                                        ----------------  -------------------
      TOTAL CURRENT ASSETS                                                  11,232,734         9,163,517
                                                                        ----------------  -------------------
PROPERTY AND EQUIPMENT
      Cost                                                                   6,298,755         6,240,397
      Accumulated depreciation                                              (4,953,758)       (4,699,750)
                                                                        ----------------  -------------------
      PROPERTY AND EQUIPMENT, NET                                            1,344,997         1,540,647
                                                                        ----------------  -------------------
OTHER ASSETS
      Software development costs, net                                        4,327,680         4,275,113
      Capitalized patent costs, net                                             98,917            85,116
      Goodwill, net                                                          2,704,644         2,848,220
      Deposits and other assets                                                148,099           103,193
                                                                        ----------------  -------------------
      TOTAL OTHER ASSETS                                                     7,279,340         7,311,642
                                                                        ----------------  -------------------
      TOTAL ASSETS                                                      $   19,857,071     $  18,015,806
                                                                        ================  ===================




                             See accompanying notes.

                                          EXIGENT INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30, 2000
                                                                             (unaudited)      December 31, 1999
                                                                           ----------------  -------------------
CURRENT LIABILITIES
      Line of credit                                                       $    2,690,834    $    2,386,734
      Accounts payable                                                            364,164           715,976
      Accrued payroll and other expenses                                        2,611,149         2,187,690
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                                1,236,713           891,557
      Income taxes payable                                                         84,637            17,827
      Current portion, long-term debt                                             253,278         1,256,817
      Current portion, subordinated debt                                          250,000           250,000
                                                                           ----------------  -------------------
      TOTAL CURRENT LIABILITIES                                                 7,490,775         7,706,601
                                                                           ----------------  -------------------
LONG-TERM LIABILITIES
      Long-term debt, less current portion                                        144,371           268,897
      Subordinated debt, less current portion                                     625,000           750,000
      Deferred income taxes                                                       505,000           505,000
                                                                           ----------------  -------------------
      TOTAL LONG-TERM LIABILITIES                                               1,274,371         1,523,897
                                                                           ----------------  -------------------

      TOTAL LIABILITIES                                                         8,765,146         9,230,498
                                                                           ----------------  -------------------
STOCKHOLDERS' EQUITY
      Class A Preferred  Shares,  $.01 par value,  5,000,000 shares authorized,15,132 and 68,841 issued and  outstanding  at
        June 30, 2000 and December 31, 1999, respectively, at $2.50
        per share liquidation/dissolution preference                                  151               688
      Common Shares,  $.01 par value, 40,000,000 shares
        authorized, 6,003,567 and 4,845,149 issued and outstanding
        at June 30, 2000 and December 31, 1999, respectively,                      60,036            48,452
      Paid in capital                                                           5,765,312         2,646,445
      Retained earnings                                                         5,266,426         6,089,723
                                                                           ----------------  -------------------
      TOTAL STOCKHOLDERS' EQUITY                                               11,091,925         8,785,308
                                                                           ----------------  -------------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $   19,857,071    $   18,015,806
                                                                           ================  ===================








                             See accompanying notes.

                                        EXIGENT INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the six months ended
                                                                         June 30, 2000      June 30, 1999
                                                                          (unaudited)        (unaudited)
                                                                        ----------------  -------------------

REVENUES                                                                $  19,304,270     $   18,289,962
COST OF SALES                                                              14,753,074         13,559,891
                                                                        ----------------  -------------------
GROSS PROFIT                                                                4,551,196          4,730,071

GENERAL AND ADMINISTRATIVE EXPENSES                                         5,301,897          4,361,232
RESEARCH AND DEVELOPMENT COSTS                                                  7,638             24,938
RESTRUCTURING COSTS                                                           422,803                  -
AMORTIZATION OF GOODWILL                                                      143,575                  -
                                                                        ----------------  -------------------
OPERATING INCOME (LOSS)                                                    (1,324,717)           343,901
                                                                        ----------------  -------------------

OTHER INCOME (EXPENSE)
      Interest income                                                          18,766             11,810
      Interest expense                                                        (83,670)           (25,072)
      Gain (loss) on disposal of fixed assets                                       -             (2,805)
      Other, net                                                               39,954              5,427
                                                                        ----------------  -------------------
TOTAL OTHER INCOME (EXPENSE)                                                  (24,950)           (10,640)
                                                                        ----------------  -------------------
INCOME (LOSS) BEFORE INCOME TAXES                                           (1,349,667)          333,261

INCOME TAX EXPENSE (BENEFIT)                                                  (526,370)          133,304
                                                                        ----------------  -------------------

NET INCOME (LOSS)                                                       $     (823,297)   $      199,957
                                                                        ================  ===================

EARNINGS (LOSS) PER SHARE - BASIC                                       $        (0.15)   $         0.05
                                                                        ================  ===================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                   5,650,764        4,269,453
                                                                        ================  ===================

EARNINGS (LOSS) PER SHARE - DILUTED                                     $         (0.15)  $         0.04
                                                                        ================  ===================

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                 5,650,764        5,536,436
                                                                        ================  ===================






                             See accompanying notes.

                                        EXIGENT INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            For the three months ended
                                                                         June 30, 2000      June 30, 1999
                                                                          (unaudited)        (unaudited)
                                                                        ----------------  -------------------

REVENUE                                                                 $    8,994,275    $    9,199,081
COST OF SALES                                                                7,202,295         6,861,839
                                                                        ----------------  -------------------
GROSS PROFIT                                                                 1,791,980         2,337,242

GENERAL AND ADMINISTRATIVE EXPENSES                                          2,429,073         2,228,732
RESEARCH AND DEVELOPMENT COSTS                                                     295            16,057
AMORTIZATION OF GOODWILL                                                        71,788                 -
                                                                        ----------------  -------------------
OPERATING INCOME                                                              (709,176)           92,453
                                                                        ----------------  -------------------

OTHER INCOME (EXPENSE)
      Interest income                                                           17,079               519
      Interest expense                                                         (25,232)          (17,590)
      Loss (gain) on disposal of fixed assets                                        -            (2,805)
      Other, net                                                                38,666             3,966
                                                                        ----------------  -------------------
TOTAL OTHER INCOME (EXPENSE)                                                    30,513           (15,910)
                                                                        ----------------  -------------------
INCOME BEFORE INCOME TAXES                                                    (678,663)           76,543

INCOME TAX EXPENSE                                                            (264,679)           30,617
                                                                        ----------------  -------------------

NET INCOME (LOSS)                                                       $     (413,984)   $       45,926
                                                                        ================  ===================

EARNINGS PER SHARE - BASIC                                              $        (0.07)   $         0.01
                                                                        ================  ===================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                                                      5,953,694        4,352,104
                                                                        ================  ===================

EARNINGS PER SHARE - DILUTED                                            $        (0.07)   $         0.01
                                                                        ================  ===================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                                                   5,953,694         5,629,783
                                                                        ================  ===================





                             See accompanying notes.

                                        EXIGENT INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the six months ended
                                                                         June 30, 2000      June 30, 1999
                                                                          (unaudited)        (unaudited)
                                                                        ----------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                 $     (823,297)   $      199,957
                                                                        ----------------  -------------------
      Adjustments to reconcile net income (loss) to net cash provided
         (used) by operating activities:
      Depreciation and amortization                                          1,190,033         1,428,553
      Accretion of unearned stock compensation                                   8,350             8,350
      Loss on disposal of fixed assets                                               -             2,805
      Changes in operating assets and liabilities:
         Accounts receivable                                                   490,948        (1,264,158)
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                               (1,044,934)          203,414
         Prepaid expenses                                                      (67,142)          (31,557)
         Income taxes receivable                                              (625,999)                -
         Deposits                                                              (44,906)            3,688
         Accounts payable                                                     (351,811)          (72,244)
         Accrued expenses                                                      423,459           304,222
         Billings in excess of costs and estimated earnings
            on uncompleted  contracts                                          345,156           361,717
         Income taxes payable                                                   66,810           126,419
         Other liabilities                                                           -               (44)
                                                                        ----------------  -------------------
      Total adjustments                                                        389,964         1,071,165
                                                                        ----------------  -------------------

NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                             (433,333)        1,271,122
                                                                        ----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisition of capital assets                              (58,358)          (84,978)
      Cash paid for capitalized software development                          (845,017)       (1,300,091)
      Cash paid for capitalized patent costs                                   (13,801)                -
                                                                        ----------------  -------------------
NET CASH USED BY INVESTING ACTIVITIES                                         (917,176)       (1,385,069)
                                                                        ----------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under line of credit                                      304,100           400,000
      Principal payments on long-term debt                                  (1,253,065)         (114,812)
      Proceeds from exercise of stock options and warrants                   3,121,564           257,586
                                                                        ----------------  -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    2,172,599           542,774
                                                                        ----------------  -------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      822,090           428,827

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 574,368           429,970
                                                                        ----------------  -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    1,396,458    $      858,797
                                                                        ================  ===================


                             See accompanying notes.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three month periods ended June 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Exigent International, Inc.'s ("Exigent's" or the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2 - LINE OF CREDIT

Software Technology, Inc. ("STI"), Exigent's primary subsidiary, had a $5,000,000 line of credit available from a bank as of June 30, 2000 and December 31, 1999. The line of credit note bears interest on the unpaid principal balance at a rate per annum equal to the bank's prime rate or LIBOR plus 2.5%. As of June 30, 2000 and December 31, 1999, the outstanding draws against the line were $2,690,834 and $2,386,734, respectively. The interest rate at June 30, 2000 and December 31, 1999 was 9.15% and 8.29%, respectively. All accounts receivable, equipment, furniture and fixtures of STI are pledged as collateral on the line of credit.

The  weighted  average  interest  rate  on  short-term   borrowings  during  the
three-month period ended June 30, 2000 was 9.00%.

NOTE 3 - EARNINGS PER SHARE

The following  tables set forth the  computation  of basic and diluted  earnings
(loss) per share for the six months ended June 30, 2000 and 1999:

                                                   For the six months ended
                                               June 30, 2000     June 30, 1999
                                             ----------------   ---------------
Numerator:
  Net income (loss) (numerator for basic
     and diluted earnings per share)            $  (823,297)      $  199,957
                                             ================   ===============
Denominator:
  Denominator for basic earnings per share-
      weighted average  common shares              5,650,764       4,269,453
  Effect of dilutive securities:
    Convertible preferred stock                            -         526,439
    Stock options and warrants                             -         740,544
                                             ----------------   ---------------
Denominator for diluted earnings per share-
      adjusted weighted average shares             5,650,764       5,536,436
                                             ----------------   ---------------
Basic earnings (loss) per share                  $    (0.15)       $    0.05
                                             ================   ===============
Diluted earnings (loss) per share                $    (0.15)       $    0.04
                                             ================   ===============

In computing diluted earnings (loss) per share for the six months ended June 30, 2000, 266,756 of common share equivalents were excluded from the computation because their effects would have been anti-dilutive.

The following  tables set forth the  computation  of basic and diluted  earnings
(loss) per share for the three months ended June 30, 2000 and 1999:

                                                   For the three months ended
                                                June 30, 2000     June 30, 1999
                                              ----------------- ----------------
Numerator:
  Net income (loss) (numerator for basic
     and diluted earnings per share)              $  (413,984)       $   45,926
                                              ================= ================
Denominator:
  Denominator for basic earnings per share-
      weighted average  common shares                5,953,694        4,352,104
  Effect of dilutive securities:
    Convertible preferred stock                              -          463,856
    Stock options and warrants                               -          813,823
                                              ----------------- ----------------
  Denominator for diluted earnings per share-
      adjusted weighted average shares               5,953,694        5,629,783
                                              ----------------- ----------------
Basic earnings (loss) per share                    $    (0.07)        $    0.01
                                              ================= ================
Diluted earnings (loss) per share                  $    (0.07)        $    0.01
                                              ================= ================



In computing diluted earnings (loss) per share for the three months ended June 30, 2000, 23,346 of common share equivalents were excluded from the computation because their effects would have been anti-dilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the six months ended June 30, 2000 are as follows:

                                       Common Stock      Class A Preferred    Paid in    Retained
                                     Shares     Amount     Shares   Amount    Capital    Earnings      Total
                                     ---------------------------------------------------------------------------
BALANCE JANUARY 1, 2000              4,845,149  $48,452    68,841    $ 688   $2,646,445  $6,089,723  $8,785,308

    Exercise of convertible options    380,083    3,801         -        -      943,885           -     947,686
    Exercise of convertible stock
    warrants                           724,626    7,246         -        -    2,166,632           -   2,173,878
    Class A preferred converted to
    common                              53,709      537   (53,709)    (537)           -           -           -
    Accretion of unearned stock
    compensation                             -        -         -        -        8,350           -       8,350
    Net loss                                 -        -         -        -            -    (823,297)   (823,297)
                                     ---------------------------------------------------------------------------
BALANCE JUNE 30, 2000                6,003,567   60,036    15,132     $ 151  $5,765,312  $5,266,426 $11,091,925
                                     ===========================================================================


NOTE 5 - STOCK OPTIONS

Stock option activity, during the six months ended June 30, 2000, is as follows:


                                                          Weighted Average
                                             Options       Exercise Price
                                         ------------------------------------
Outstanding - as of December 31, 1999          2,408,272         $      3.34
Granted                                           40,000                2.96
Exercised                                        363,151                2.49
Forfeited                                        483,906                3.07
                                         ----------------

Outstanding - end of period                    1,601,215         $      3.60
                                         ====================================

Exercisable at end of period                   1,093,114

Weighted-average fair value of
    options granted during the
    period                                     $    2.96


At June 30, 2000, the range of exercise prices and remaining contractual life of
outstanding   options   was  $2.63  to  $4.38  and  0.6  years  to  9.98  years,
respectively, with the weighted average at $3.56 and 5.33 years.

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

The Company's statement of operations for the quarter ended June 30, 2000 includes the operations of GEC, while the statement of operations for the period ended June 30, 1999 does not. The following chart represents the unaudited pro forma results of operations for the six months ended June 30, 1999 assuming the acquisition of GEC had occurred January 1, 1999. The results are not necessarily indicative of future operations or what would have occurred had the acquisition been consummated as of January 1, 1999.

         Total revenue                      $     21,276,419
         Net income                                  365,475
         EPS (diluted)                      $           0.07

NOTE 7 - AMORTIZATION OF INTANGIBLES

The costs of capitalized software development are amortized over their estimated useful lives of two to four years. Amortization is computed on the straight-line method. The Company periodically reviews the capitalized software development cost to ensure that future anticipated gross revenues related to the products exceeds the unamortized cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of (i) the consolidated financial condition as of June 30, 2000 as compared with the fiscal year ended December 31, 1999, and (ii) the consolidated results of operations for the three months ended June 30, 2000 and 1999, of Exigent International, Inc. ("the Company") and its subsidiaries: Software Technology, Inc. ("STI"), Exigent Digital Telecom and Wireless Networks, ("EDT&WN") and Exigent Solutions Group ("ESG"). This discussion should be read together with Exigent's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

General. Exigent is a high-technology company with three core business areas: command and control; information technology ("IT"); and digital wireless communications, respectively. In each of these business areas, the Company provides software products and engineering services. The Company, through STI, has designed and deployed satellite command and control and telecommunications systems for more than twenty years. We have provided ground control solutions for dozens of commercial and government projects, ranging from a single spacecraft to the largest satellite constellations. As worldwide demand for satellite-based applications has increased, the Company has responded by developing a suite of commercial-off-the-shelf ("COTS") products based on our experience in building such systems. Our engineers also provide system integration support for customers throughout the United States. Our projects include some of the world's largest satellite endeavors, including Iridium and the Global Positioning Satellite ("GPS") System, as well as numerous proprietary projects.

Although the last year reflects a weakness in the commercial satellite business, the Company did continue to invest during this period in the advanced features for its OS/COMET(R) premier software product. The Company has invested in excess of $8,000,000 over the last four years in this premier software product for tracking, command and control. This investment has facilitated the contract awards that management believes would have been otherwise unattainable. The investment in the Company's flagship product, OS/COMET was completed in March, 2000 with no further investment planned. The newest version, OS/COMET 4.0, was delivered to its first customer during the first quarter of FY 2000. The OS/COMET product family is available to address the command and control business of this diverse market, from single satellites to large constellations of satellites.

STI's government services business continues at a pace with orders coming in from both existing and new customers. The backlog as of June 30, 2000 for commercial and government contracts was $36,692,508, of which $30,633,213 was unfunded.

The Company's IT business unit, ESG, has been organized expressly for exploitation of the IT market in both the commercial and the government markets. The GEC business, as well as IT development work currently being performed at the Naval Research Laboratory ("NRL") are included in the ESG business area.

The newest business area is Exigent's EDT&WN business. As a result of our software-defined radio ("SDR") Domain Manager Tool Kit being selected by a Raytheon-lead consortium as the backbone for development of a new generation of digital radio for the U.S. military in the 21st century, we established a special business unit to pursue opportunities in this technology in both government and commercial markets. In addition, the EDT&WN business unit is pursuing other opportunities in digital wireless technologies for this rapidly expanding market. EDT&WN will address distribution of "shrink-wrapped" middleware software, including ActiveM and certain other products as well as all FotoTag opportunities.

Liquidity. As of June 30, 2000, Exigent's ratio of current assets to current liabilities increased to 1.5 from 1.2 at December 31, 1999. This increase was due largely to an increase in cash and a decrease in the current portion of long-term debt due to the capital received through the exercise of stock options and warrants. The sources and uses of cash are explained in detail below.

Exigent's cash portfolio (cash and cash equivalents) increased $822,090 during the six months ended June 30, 2000. The increase was due to cash provided by financing activities of $2,172,599, cash used in investing activities of $917,176 and cash used in operating activities of $433,333. The increase in cash from financing activities for the six-month period ended June 30, 2000 was primarily the result of proceeds from the exercise of stock options and warrants of $3,121,564. By comparison, Exigent's cash portfolio increased $428,827 for the six months ended June 30, 1999. This increase was due to cash provided by operating activities of $1,271,122, cash used in investing activities of $1,385,069 and cash provided by financing activities of $542,774.

In the six months ended June 30, 2000, Exigent acquired $58,358 of capital assets compared to $84,978 in the six months ended June 30, 1999. Capital needs are expected to continue, but cannot be quantified at this time, as Exigent intends to remain current with computing technologies. Currently, the Company has a lease line of credit through Oliver-Allen Corporation to finance any anticipated capital asset requirements.

During the last three fiscal years, the Company has made substantial investments in the development of software products. The investments made for the six months ended June 30, 2000 although significant, have declined significantly from the prior year as the Company introduced several new products during the previous fiscal year and completed its investment in OS/COMET 4.0 in March of 2000. In the six months ended June 30, 2000 and 1999, Exigent spent $845,017 and $1,300,091, respectively, in capitalized software development costs primarily related to several products. The decrease in the first six months of fiscal year 2000 resulted from a reduced effort with only one product still under development. This product is scheduled for completion during the third quarter of FY 2000. Investment in capitalized software development will continue to decline as this product is completed and released to customers.

As of June 30, 2000, Exigent had cumulatively borrowed $2,690,834 under a line of credit to fund its operations. The Company reduced long-term and subordinated debt by $1,253,065 during the six months ended June 30, 2000 to $769,371. Management believes existing cash, funds generated by operations, and the available line of credit will be sufficient to fund Exigent's current operating requirements at least through the fiscal year ending December 31, 2000. Additional funds may, however, be required to finance future acquisitions. The Company is currently in discussions with several institutions to finance the Company's strategic plan and the associated acquisitions. There can be no assurance that definitive arrangements relating to this funding will be entered into on acceptable terms. Should such financing not be available, the Company will be required to prioritize its future acquisitions accordingly.

Results of Operations for the six months ended June 30, 2000 and 1999. Revenues for the six months ended June 30, 2000 were $19,304,270, compared with $18,289,962 for the six months ended June 30, 1999, an increase of 5.5%. Government revenues as compared to commercial have increased 3% for the six months ended June 30, 2000 while commercial revenues have decreased 3% when compared to the six months ended June 30, 1999. The breakdown between government and commercial revenues for each of the six-month periods is as follows:

                      June 30, 2000                        June 30, 1999
              -----------------------------     --------------------------------
   Government   $   16,725,245        87%       $     15,448,211         84%
   Commercial        2,579,025        13%              2,841,751         16%
                --------------      ------      ----------------        -----
                $   19,304,270       100%       $     18,289,962        100%
               ===============      ======      ================        =====

The future revenue mix is expected to consist of a higher percentage of commercial sales with the deployment of our new digital wireless product, Domain Manager Tool Kit ("DMTK"), as well as the increase in the commercial information technology business.

Cost of sales as a percentage of revenue was 76% for the six months ended June 30, 2000, which was a slight increase from a percentage of 74% for the six months ended June 30, 1999. The change was due to the increase in government services revenue as a percent of total revenue in addition to a one-time sale of commercial services made at cost. Government services revenue generally has a lower gross margin than does commercial services revenue. General and administrative ("G&A") expenses for the six months ended June 30, 2000 were $5,301,897, 22% or $940,665 greater than expenses of $4,361,232 for the six months ended 1999. This increase was primarily the result of the acquisition of GEC and its associated expenses equaling approximately $800,000, as well as establishing the STI President's office and the hiring of salespeople. In addition, the restructuring announced in March 2000 resulted in one-time termination charges of $422,803.

The Company posted a net loss of $823,297 (4.3% of revenue) for the six months ended June 30, 2000 as compared to income of $199,957 (1.1% of revenue) for the six months ended June 30, 1999. This loss was anticipated as a result of the continued delay in the commercial satellite business due to the capital market funding issues and the aforementioned restructuring charges. The current period loss before the expenses incurred for the restructuring was $565,390, net of tax of which the amortization of intangible assets contributed $570,976, net of tax. Before the restructuring charge and amortization expense, on a cash basis, the Company was at a breakeven position for the six months ended June 30, 2000.

Results of Operations for the three months ended June 30, 2000 and 1999. Revenues for the three months ended June 30, 2000 were $8,994,275, compared with $9,199,081 for the three months ended June 30, 1999, a slight decrease of 2.2%. Government revenues as compared to commercial for the three months ended June 30, 2000 have increased 3%, while commercial revenues have decreased 3% when compared the three months ended June 30, 1999. The breakdown between government and commercial revenues for each of the three-month periods is as follows:

                      June 30, 2000                        June 30, 1999
              -----------------------------     --------------------------------
   Government   $    8,032,453        89%       $      7,883,767         86%
   Commercial          961,822        11%              1,315,314         14%
                --------------      ------      ----------------        -----
                $    8,994,275       100%       $      9,199,081        100%
               ===============      ======      ================        =====

Cost of sales as a percentage of revenue was 80% for the three months ended June 30, 2000, which increased significantly from a percentage of 74% for the three months ended June 30, 1999. This increase was due primarily to an increase in the cost of health care expenses during this quarter as the Company was transferring to a new policy. This increase is not expected to continue in the upcoming quarters. The shift in our customer mix to a larger percentage of revenue derived from government customers also contributed to the increase in cost of goods sold as a percent of revenue. G&A expenses for the three months ended June 30, 2000 were $2,429,073, 9% or $200,341 greater than expenses of $2,228,732 for the three months ended 1999. This increase was primarily the result of the acquisition of GEC and its associated expenses equaling approximately $390,000, offset by a decrease in the Corporate expenses of approximately $520,000 and an increase in sales and business development as well as recruiting expenses and the establishment of the STI President's office of approximately $300,000.

The Company posted a net loss of $413,984 (4.6% of revenue) for the three months ended June 30, 2000 as compared to income of $45,926 (0.5% of revenue) for the three months ended June 30, 1999. The current quarter's loss was the result of the continued delay in the commercial satellite business and the slow start for fiscal year 2000 in the commercial IT business.

OUTLOOK

G&A expenses are expected to remain at the level experienced in the second quarter as the effects of the recent restructuring are reflected. The current staffing, in addition to the mutiplexing required of such staff, positions the Company for the positive growth anticipated in the next twelve to eighteen months. With the increased emphasis on the deployment of new products, customer focus and sales and business development, the Company is positioned to address three of the markets fastest growing sectors.

Management believes that the benefit package offered by Exigent remains very competitive and should help to retain existing employees and attract new employees. Company management also believes that while it is important to maintain the benefits at a competitive level, to do so and hold costs stable in the face of the increasing cost of health care will be an ongoing management challenge.

The Company's current long-term business plan is to seek opportunities for growth and diversification of its product and service offerings through internal growth and acquisitions. To implement its long-term growth strategy, the Company may need to raise additional capital through private or public debt and/or equity financing(s). There can be no assurances that financing will be
attainable  at  a  competitive   rate  or  at  all.   Should  the  financing  be
unattainable, the Company will prioritize its opportunities in order to implement the business plan representing the best interests of its shareholders.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

This Quarterly Report on Form 10-Q includes and incorporates forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included or incorporated in this report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. Our forward-looking statements relate to matters regarding our management, technology, governmental factors, economic conditions, retention of employees, integration of acquisitions, and our competition. When used herein, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Risk Factors" and elsewhere. We do not assume any obligation to update any of the forward-looking statements we make.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Not applicable.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 23, 2000. The following matters were approved by the vote specified below:

Proposal 1 - Election of Directors              For           Withhold
----------------------------------              ---           --------
Gordon J. Comerford                         4,096,143         1,478,226
Joseph S. Kraemer                           4,098,821         1,475,548
Stephen S. Wolff                            4,096,821         1,477,548

Proposal 2                                      For            Against      Abstain
----------                                      ---            -------      -------
Ratification of the selection of the firm   5,241,414           281,260       51,695
of Ernst & Young LLP as independent
Auditors for the fiscal year ending
December 31, 2000

The text of the items referred to under this Item 4 is set forth in the Proxy Statement dated May 8, 2000 previously filed with the Securities and Exchange Commission and incorporated herein by reference.

Item 5.  Other Information

1. Exigent Warrants previously traded on the Chicago Stock Exchange as XNTWS and on the NASDAQ SmallCap as XGNTW expired on January 30, 2000.
2. Stockholders who intend to submit proposals at the 2001 Annual Meeting Stockholders must notify the Company's Corporate Secretary of this intention no later than December 31, 2000. Such proposals must otherwise be in compliance with the Company's Certificate of Incorporation, Bylaws and applicable laws, rules and regulations for consideration at the 2001 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Number        Exhibit
------        -------
27            Financial Data Schedule


(b) The Company's Current Reports on Form 8-K:

         A current report on Form 8-K was filed with the Securities and Exchange
         Commission   (the   "Commission")   on  March  31,  2000  announcing  a
         restructuring plan.

         A current report on Form 8-K was filed with the Commission on July 17, 2000 announcing that Glenn Dennis was named President of Exigent Solutions Group, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Exigent International, Inc.



August 2, 2000         By:    /s/ B. R. Smedley
--------------            ------------------------------------------------
Date                       B.R. "Bernie" Smedley, Chief Executive Officer



August 2, 2000         By:    /s/ Sally Ball
--------------            ------------------------------------------------
Date                       Sally Ball, Principal Accounting Officer