Form 10-Q
period 2000-09-30
EXIGENT INTERNATIONAL INC
filed 2000-11-09
CIK 1015854

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


[X]      For the Quarterly Period Ended:  September 30, 2000

                                       or

[  ]     Transition  Report  Pursuant  to Section 13 or 15 (D) of The Securities
         Exchange Act of 1934

For the transition period from................... to............................

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         The number of shares outstanding of the registrant's common stock, $.01 par value, on September 29, 2000 was 6,021,457.


================================================================================

                           EXIGENT INTERNATIONAL, INC.

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX



PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.                                                                              Page
                                                                                                                 ----

              Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                            3

              Consolidated Statements of Operations for the Nine months Ended September 30, 2000 and 1999           5

              Consolidated Statements of Operations for the Three months Ended September 30, 2000 and 1999          6

              Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2000 and 1999           7

              Notes to Consolidated Financial Statements                                                            8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.               11

Item 3.       Quantitative and Qualitative Disclosure of Market Risk                                               15

PART II - OTHER INFORMATION

Item 5.       Other Information.                                                                                   16

Item 6.       Exhibits and Reports on Form 8-K                                                                     16

              Signatures                                                                                           17



PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                             EXIGENT INTERNATIONAL, INC.
                                             CONSOLIDATED BALANCE SHEETS

                                                       ASSETS

                                                                         September 30, 2000
                                                                            (unaudited)          December 31, 1999
                                                                 ---------------------  -----------------------
CURRENT ASSETS
      Cash and cash equivalents                                         $  1,264,288                 $    574,368
      Accounts receivable, pledged                                         2,155,148                    2,616,727
      Costs and estimated earnings in excess of
          billings on uncompleted contracts, pledged                       4,844,465                    4,790,742
      Prepaid expenses                                                       176,930                       42,492
      Income taxes receivable                                                273,972                      803,188
      Deferred income taxes                                                  336,000                      336,000
                                                                        ---------------------  -----------------------
      TOTAL CURRENT ASSETS                                                 9,050,803                    9,163,517
                                                                        ---------------------  -----------------------
PROPERTY AND EQUIPMENT
      Cost                                                                 6,356,747                    6,240,397
      Accumulated depreciation                                            (5,078,969)                  (4,699,750)
                                                                        ---------------------  -----------------------
      PROPERTY AND EQUIPMENT, NET                                          1,277,778                    1,540,647
                                                                        ---------------------  -----------------------
OTHER ASSETS
      Software development costs, net                                      4,107,207                    4,275,113
      Capitalized patent costs, net                                           94,512                       85,116
      Goodwill, net                                                        2,632,856                    2,848,220
      Deposits and other assets                                              144,662                      103,193
                                                                        ---------------------  -----------------------
      TOTAL OTHER ASSETS                                                   6,979,237                    7,311,642
                                                                        ---------------------  -----------------------
      TOTAL ASSETS                                                      $ 17,307,818                 $ 18,015,806
                                                                        =====================  =======================











                             See accompanying notes.

                                             EXIGENT INTERNATIONAL, INC.
                                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        September 30, 2000
                                                                             (unaudited)          December 31, 1999
                                                                        ----------------------  -----------------------
CURRENT LIABILITIES
    Line of credit                                                          $    980,834               $  2,386,734
    Accounts payable                                                             936,609                    715,976
    Accrued payroll and other expenses                                         2,382,425                  2,187,690
    Billings in excess of costs and estimated earnings
        on uncompleted contracts                                                 551,902                    891,557
    Income taxes payable                                                               -                     17,827
    Current portion, long-term debt                                              205,873                  1,256,817
    Current portion, subordinated debt                                           250,000                    250,000
                                                                        ----------------------  -----------------------
    TOTAL CURRENT LIABILITIES                                                  5,307,643                  7,706,601
                                                                        ----------------------  -----------------------
LONG-TERM LIABILITIES
    Long-term debt, less current portion                                         132,923                    268,897
    Subordinated debt, less current portion                                      562,500                    750,000
    Deferred income taxes                                                        407,030                    505,000
                                                                        ----------------------  -----------------------
    TOTAL LONG-TERM LIABILITIES                                                1,102,453                  1,523,897
                                                                        ----------------------  -----------------------

    TOTAL LIABILITIES                                                          6,410,096                  9,230,498
                                                                        ----------------------  -----------------------
STOCKHOLDERS' EQUITY
    Class A  Preferred  Shares,  $.01 par value,  5,000,000  shares  authorized,
      15,132 and  68,841  issued  and  outstanding  at  September  30,  2000 and
      December    31,    1999,     respectively,     at    $2.50    per    share
      liquidation/dissolution preference                                             151                        688
    Common Shares, $.01 par value,  40,000,000 shares authorized,  6,021,457 and
      4,845,149  issued and  outstanding  at September 30, 2000 and December 31,
      1999, respectively                                                          60,215                     48,452
    Paid in capital                                                            5,804,163                  2,646,445
    Retained earnings                                                          5,033,193                  6,089,723
                                                                        ----------------------  -----------------------
    TOTAL STOCKHOLDERS' EQUITY                                                10,897,722                  8,785,308
                                                                        ----------------------  -----------------------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $ 17,307,818              $  18,015,806
                                                                        ======================  =======================





                             See accompanying notes.

                                            EXIGENT INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the nine months ended
                                                                         September 30, 2000     September 30, 1999
                                                                             (unaudited)            (unaudited)
                                                                        ---------------------- ----------------------

REVENUES                                                                   $ 28,008,293           $ 27,411,683
COST OF SALES                                                                21,551,170             20,188,462
                                                                        ---------------------- ----------------------
GROSS PROFIT                                                                  6,457,123              7,223,221

GENERAL AND ADMINISTRATIVE EXPENSES                                           7,392,346              6,439,644
RESEARCH AND DEVELOPMENT COSTS                                                   21,332                189,368
RESTRUCTURING COSTS                                                             422,803                      -
AMORTIZATION OF GOODWILL                                                        215,363                      -
                                                                        ---------------------- ----------------------
OPERATING INCOME (LOSS)                                                      (1,594,721)               594,209
                                                                        ---------------------- ----------------------

OTHER INCOME (EXPENSE)
      Interest income                                                            78,926                 20,196
      Interest expense                                                         (107,090)               (37,178)
      Loss on disposal of fixed assets                                                -                 (6,620)
      Other, net                                                                 39,986                 12,407
                                                                        ---------------------- ----------------------
TOTAL OTHER INCOME (EXPENSE)                                                     11,822                (11,195)
                                                                        ---------------------- ----------------------
INCOME (LOSS) BEFORE INCOME TAXES                                            (1,582,899)               583,014

INCOME TAX EXPENSE (BENEFIT)                                                   (526,370)               233,206
                                                                        ---------------------- ----------------------

NET INCOME (LOSS)                                                       $    (1,056,529)           $   349,808
                                                                        ====================== ======================

EARNINGS (LOSS) PER SHARE - BASIC                                       $         (0.18)                  0.08
                                                                        ====================== ======================

EARNINGS (LOSS) PER SHARE - DILUTED                                     $         (0.18)                  0.06
                                                                        ====================== ======================




                             See accompanying notes.

                                            EXIGENT INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the three months ended
                                                                         September 30, 2000      September 30, 1999
                                                                             (unaudited)            (unaudited)
                                                                        ----------------------  ---------------------

REVENUE                                                                   $    8,704,022           $   9,121,721
COST OF SALES                                                                  6,798,095               6,628,571
                                                                        ----------------------  ---------------------
GROSS PROFIT                                                                   1,905,927               2,493,150

GENERAL AND ADMINISTRATIVE EXPENSES                                            2,090,449               2,078,412
RESEARCH AND DEVELOPMENT COSTS                                                    13,694                 164,430
RESTRUCTURING COSTS                                                                    -                       -
AMORTIZATION OF GOODWILL                                                          71,788                       -
                                                                        ----------------------  ---------------------
OPERATING INCOME                                                                (270,004)                250,308
                                                                        ----------------------  ---------------------

OTHER INCOME (EXPENSE)
      Interest income                                                             60,160                   8,386
      Interest expense                                                           (23,420)                (12,106)
      Loss on disposal of fixed assets                                                 -                  (3,815)
      Other, net                                                                      32                   6,980
                                                                        ----------------------  ---------------------
TOTAL OTHER INCOME (EXPENSE)                                                      36,772                    (555)
                                                                        ----------------------  ---------------------
INCOME (LOSS) BEFORE INCOME TAXES                                               (233,232)                249,753

INCOME TAX EXPENSE                                                                     -                  99,902
                                                                        ----------------------  ---------------------

NET INCOME (LOSS)                                                           $   (233,232)           $    149,851
                                                                        ======================  =====================

EARNINGS (LOSS) PER SHARE - BASIC                                       $          (0.04)           $       0.03
                                                                        ======================  =====================

EARNINGS (LOSS) PER SHARE - DILUTED                                     $          (0.04)           $       0.03
                                                                        ======================  =====================



                             See accompanying notes.

                                             EXIGENT INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the nine months ended
                                                                         September 30, 2000      September 30, 1999
                                                                             (unaudited)             (unaudited)
                                                                        ----------------------  ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income (loss)                                                    $    (1,056,529)        $     349,808
                                                                        ----------------------  ----------------------
      Adjustments to reconcile net income (loss) to net cash provided
          (used) by operating activities:
      Depreciation and amortization                                              1,794,198             2,111,105
      Accretion of unearned stock compensation                                       8,350                16,700
      Loss on disposal of fixed assets                                                   -                 6,620
      Deferred income taxes                                                        (97,970)                    -
      Changes in operating assets and liabilities:
         Accounts receivable                                                       461,579               (97,768)
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                                      (53,723)             (511,466)
         Prepaid expenses                                                         (134,438)               (6,785)
         Income taxes receivable                                                   529,216                     -
         Deposits                                                                  (41,469)               (5,233)
         Accounts payable                                                          220,633                24,046
         Accrued expenses                                                          194,735               140,162
         Billings in excess of costs and estimated earnings
            on uncompleted  contracts                                             (339,655)              519,006
         Income taxes payable                                                      (17,827)              220,560
         Other liabilities                                                               -                   (44)
                                                                        ----------------------  ----------------------
      Total adjustments                                                          2,523,629             2,416,903
                                                                        ----------------------  ----------------------

NET CASH  PROVIDED BY OPERATING ACTIVITIES                                       1,467,100             2,766,711
                                                                        ----------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisition of capital assets                                 (116,351)              (46,091)
      Cash paid for capitalized software development                            (1,031,709)           (1,822,350)
      Cash paid for capitalized patent costs                                        (9,396)                    -
                                                                        ----------------------  ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (1,157,456)           (1,868,441)
                                                                        ----------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under line of credit                                       (1,405,900)             (999,359)
      Principal payments on long-term debt                                      (1,374,418)              (54,859)
      Proceeds from exercise of stock options and warrants                       3,160,594               399,176
                                                                        ----------------------  ----------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                380,276              (655,042)
                                                                        ----------------------  ----------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          689,920               243,228

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     574,368               429,970
                                                                        ----------------------  ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   1,264,288          $    673,198
                                                                        ======================  ======================


                             See accompanying notes.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three month periods ended September 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Exigent International, Inc.'s ("Exigent's" or the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2 - LINE OF CREDIT

Exigent Software Technology, Inc. ("ESTI"), Exigent's primary subsidiary, had a $5,000,000 line of credit available from a bank as of September 30, 2000 and December 31, 1999. The line of credit note bears interest on the unpaid principal balance at a rate per annum equal to the bank's prime rate or LIBOR plus 2.5%. As of September 30, 2000 and December 31, 1999, the outstanding draws against the line of credit were $980,834 and $2,386,734, respectively. The interest rate at September 30, 2000 and December 31, 1999 was 9.12% and 8.29%, respectively. All accounts receivable, equipment, furniture and fixtures of ESTI are pledged as collateral on the line of credit.

The  weighted  average  interest  rate  on  short-term   borrowings  during  the
nine-month period ended September 30, 2000 was 9.04%.

NOTE 3 - EARNINGS PER SHARE

The following  tables set forth the  computation  of basic and diluted  earnings
(loss) per share for the nine months ended September 30, 2000 and 1999:

                                                                For the nine months ended
                                                        September 30, 2000      September 30, 1999
                                                      ------------------------ ----------------------
Numerator:
  Net income (loss) (numerator for basic
     and diluted earnings per share)                       $      (1,056,529)        $       349,808
                                                      ======================== ======================
Denominator:
  Denominator for basic earnings per share-
      weighted average  common shares                              5,759,294               4,378,687
  Effect of dilutive securities:
    Convertible preferred stock                                            -                 437,333
    Stock options and warrants                                             -                 709,714
                                                      ------------------------ ----------------------

  Denominator for diluted earnings per share-
      adjusted weighted average shares                             5,759,294               5,525,734
                                                      ------------------------ ----------------------

Basic earnings (loss) per share                             $          (0.18)         $         0.08
                                                      ======================== ======================

Diluted earnings (loss) per share                            $         (0.18)         $         0.06
                                                      ======================== ======================

In computing diluted earnings (loss) per share for the nine months ended September 30, 2000, 191,646 of common share equivalents were excluded from the computation because their effects would have been anti-dilutive.

The following  tables set forth the  computation  of basic and diluted  earnings
(loss) per share for the three months ended September 30, 2000 and 1999:

                                                               For the three months ended
                                                        September 30, 2000      September 30, 1999
                                                      ------------------------ ----------------------
                                                      ------------------------ ----------------------
Numerator:
  Net income (loss) (numerator for basic
     and diluted earnings per share)                         $      (233,232)         $      149,851
                                                      ======================== ======================
Denominator:
  Denominator for basic earnings per share-
    weighted average  common shares                                6,010,290               4,602,584
  Effect of dilutive securities:
    Convertible preferred stock                                            -                 251,701
    Stock options and warrants                                             -                 583,810
                                                      ------------------------ ----------------------
  Denominator for diluted earnings per share-
    adjusted weighted average shares                               6,010,290               5,438,095
                                                      ------------------------ ----------------------
Basic earnings (loss) per share                               $        (0.04)          $        0.03
                                                      ======================== ======================
Diluted earnings (loss) per share                             $        (0.04)          $        0.03
                                                      ======================== ======================


In computing diluted earnings (loss) per share for the three months ended September 30, 2000, 28,626 of common share equivalents were excluded from the computation because their effects would have been anti-dilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the nine months ended September 30, 2000 are as follows:

                                          Common Stock     Class A Preferred    Paid in    Retained
                                        Shares    Amount    Shares    Amount    Capital    Earnings       Total
                                     -------------------------------------------------------------------------------

BALANCE JANUARY 1, 2000              4,845,149   $48,452    68,841   $   688   $2,646,445  $6,089,723   $ 8,785,308
    Exercise of convertible options    397,973     3,980         -         -      982,736           -       986,716
    Exercise of convertible stock
    warrants                           724,626     7,246         -         -    2,166,632           -     2,173,878
    Class A preferred converted to
    common                              53,709       537   (53,709)     (537)           -           -             -
    Accretion of unearned stock
    compensation                             -         -         -         -        8,350           -         8,350
    Net loss                                 -         -         -         -            -  (1,056,530)   (1,056,530)
                                     -------------------------------------------------------------------------------

BALANCE SEPTEMBER 30, 2000           6,021,457   $60,215    15,132       151   $5,804,163  $5,033,193   $10,897,722
                                     ===============================================================================


NOTE 5 - STOCK OPTIONS

Stock option activity, during the nine months ended September 30, 2000, is as follows:


                                                               Weighted Average
                                                  Options       Exercise Price
                                           ------------------------------------
  Outstanding - as of December 31, 1999          2,408,272         $      3.34
  Granted                                        1,292,110                2.63
  Exercised                                        372,151                2.49
  Forfeited                                        600,028                3.19
                                           ------------------------------------
  Outstanding - end of period                    2,728,203         $      3.15
                                           ====================================
  Exercisable at end of period                   1,068,717

  Weighted-average fair value of
      options granted during the
      period                               $          2.63


At September 30, 2000, the range of exercise prices and remaining contractual life of outstanding options was $2.44 to $4.38 and 0.3 years to 9.88 years, respectively, with the weighted average at $3.15 and 7.31 years.

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

The Company's statement of operations for the quarter ended September 30, 2000 includes the operations of GEC, while the statement of operations for the period ended September 30, 1999 does not. The following table represents the unaudited pro forma results of operations for the nine months ended September 30, 1999 assuming the acquisition of GEC had occurred January 1, 1999. The results are not necessarily indicative of future operations or what would have occurred had the acquisition been consummated as of January 1, 1999.

         Total revenue                               $     31,714,334
         Net income                                           564,666
         EPS (diluted)                               $           0.10

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of (i) the consolidated financial condition as of September 30, 2000 as compared with the fiscal year ended December 31, 1999, (ii) the consolidated results of operations for the nine months ended September 30, 2000 and 1999, and (iii) the consolidated results of operations for the three months ended September 30, 2000 and 1999, of Exigent International, Inc. ("the Company") and its subsidiaries: Exigent
Software Technology, Inc. ("ESTI"), Exigent Digital Telecom and Wireless Networks, ("EDT&WN") and Exigent Solutions Group ("ESG"). This discussion should be read together with Exigent's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

General. Exigent is a high-technology company with three core business areas: command and control; information technology ("IT"); and digital wireless communications, respectively. In each of these business areas, the Company provides software products and engineering services. The Company, through ESTI, has designed and deployed satellite command and control and communication systems for more than twenty years. ESTI has provided ground control solutions for dozens of commercial and government projects, ranging from a single spacecraft to the largest satellite constellations. As worldwide demand for satellite-based applications has increased, the Company has responded by developing a suite of commercial-off-the-shelf ("COTS") products based on its experience in building such systems. The Company's engineers also provide system integration support for customers throughout the United States. The Company's projects include some of the world's largest satellite endeavors, including Iridium and the Global Positioning Satellite ("GPS") System, as well as numerous proprietary projects.

Although the last year reflects a weakness in the commercial satellite business, the Company did continue to invest during this period in the advanced features for its OS/COMET(R) premier software product. The Company has invested in excess of $8,000,000 over the last four years in this premier software product for tracking, command and control. This investment has facilitated the contract awards that management believes would have been otherwise unattainable. The investment in the Company's flagship product, OS/COMET was completed in March, 2000 with no further investment planned in the near future. The Company's newest product release, OS/COMET 4.0, was delivered to its first customer during the first quarter of FY 2000 and provides a maintainable, scalable product for the next generation of communication satellites. The OS/COMET product family is available to address the command and control business of this diverse market, from single satellites to large constellations of satellites.

ESTI's government services business continues with orders coming in from both existing and new customers. The backlog as of September 30, 2000 for commercial and government contracts was $34,506,386, of which $29,630,857 was unfunded.

The Company's IT business unit, ESG, has been organized expressly for exploitation of the IT market in both the commercial and the government markets. The GEC business, as well as IT development work currently being performed at the Naval Research Laboratory ("NRL") are included in the ESG business area.

The Company's newest business area is its EDT&WN business. As a result of the Company's software-defined radio product ("SDR") Domain Manager Tool Kit being selected by a Raytheon-lead consortium as the backbone for development of a new generation of digital radio for the U.S. military in the 21st century, it established a special business unit to pursue opportunities in this technology in both government and commercial markets. In addition, the EDT&WN business unit is pursuing several commercial opportunities in digital wireless technologies for this rapidly expanding market. EDT&WN is also addressing distribution of "shrink-wrapped" middleware software, including ActiveM and certain other products as well as all FotoTag opportunities.

Liquidity. As of September 30, 2000, Exigent's ratio of current assets to current liabilities increased to 1.7 from 1.2 at December 31, 1999. This increase was due largely to an increase in cash and a decrease in the current portion of long-term debt. The Company's current asset to current liability ratio also increased as a result of a decrease in the outstanding balance on the line of credit due to the capital received through the exercise of stock options and warrants as well as the collection of accounts receivable and income tax refunds. The sources and uses of cash are explained in detail below.

Exigent's cash portfolio (cash and cash equivalents) increased $689,920 during the nine months ended September 30, 2000. The increase was due to cash provided by financing activities of $380,276, cash used in investing activities of $1,157,456 and cash provided by operating activities of $1,467,100. The increase in cash from financing activities for the nine-month period ended September 30, 2000 was primarily the result of proceeds from the exercise of stock options and warrants of $3,160,594 offset by payments on the current portion of long-term debt of $1,374,418 and on the line of credit of $1,405,900. By comparison, Exigent's cash portfolio increased $243,228 for the nine months ended September 30, 1999. This increase was due to cash provided by operating activities of $2,766,711, cash used in investing activities of $1,868,441 and cash used in financing activities of $655,042.

In the nine months ended September 30, 2000, Exigent acquired $116,351 of capital assets compared to $46,091 in the nine months ended September 30, 1999. Capital needs are expected to continue, but cannot be quantified at this time, as Exigent intends to remain current with computing technologies. Currently, the Company has a lease line of credit through Oliver-Allen Corporation to finance any anticipated capital asset requirements.

During the last four fiscal years, the Company has made substantial investments in the development of software products. The investments made for the nine months ended September 30, 2000 although significant, have declined significantly from the prior year as the Company introduced several new products during the previous fiscal year and completed its investment in OS/COMET 4.0 in March of 2000. In the nine months ended September 30, 2000 and 1999, Exigent spent $1,031,709 and $1,822,350, respectively, in capitalized software development costs. The decrease in the first nine months of fiscal year 2000 resulted from a reduced new product development effort with only one product currently under development. This product is scheduled for completion during the fourth quarter of FY 2000. Investment in capitalized software development will continue to decline as this product is completed and released to customers.

As of September 30, 2000, Exigent had cumulatively borrowed $980,834 under a line of credit to fund its operations. The Company reduced long-term and subordinated debt by $1,374,418 during the nine months ended September 30, 2000 to $695,423. Management believes existing cash, funds generated by operations, and the available line of credit will be sufficient to fund Exigent's current operating requirements at least through the fiscal year ending December 31, 2000. Additional funds will, however, be required to finance ESG and EDT&WN growth as well as future strategic initiatives. The Company is currently in discussions with several institutions to finance the Company's strategic plan, any associated acquisitions as well as other strategic alternatives. There can be no assurance that definitive arrangements relating to these alternatives will be entered into on acceptable terms. Should such arrangements not be acceptable, the Company will be required to prioritize its future strategic initiatives accordingly.

Results of Operations for the nine months ended September 30, 2000 and 1999. Revenues for the nine months ended September 30, 2000 were $28,008,293, compared with $27,411,683 for the nine months ended September 30, 1999, an increase of 2.2%. Government revenues have increased 1.6% for the nine months ended September 30, 2000 while commercial revenues have increased 5.7% when compared to the nine months ended September 30, 1999, respectively. The breakdown between government and commercial revenues for each of the nine-month periods is as follows:

                   September 30, 2000                  September 30, 1999
              ------------------------------     ----------------------------
   Government $    24,074,132           86%       $   23,689,661         86%
   Commercial       3,934,161           14%            3,722,022         14%
              ----------------      --------     ----------------  ----------
              $    28,008,293          100%       $   27,411,683        100%
              ================      ========     ================  ==========

The future revenue mix is expected to shift to a higher percentage of commercial sales with the deployment of our new digital wireless product, Domain Manager Tool Kit ("DMTK"), as well as an increase in our commercial information technology business.

Cost of sales as a percentage of revenue was 77% for the nine months ended September 30, 2000, which was a increase from a percentage of 74% for the nine months ended September 30, 1999. The change was due to the increase in services revenue as a percentage of total revenue, which are generally at a lower margin, in addition to a one-time sale of commercial services made at cost. General and administrative ("G&A") expenses for the nine months ended September 30, 2000 were $8,051,844, 21% or $1,422,832 greater than expenses of $6,629,012 for the nine months ended 1999. This increase was primarily the result of the acquisition of GEC and its associated expenses equaling approximately
$1,450,000. In addition, the restructuring announced in March 2000 resulted in one-time restructuring charges of $422,803.

The Company posted a net loss of $1,056,529 (3.8% of revenue) for the nine months ended September 30, 2000 as compared to income of $349,808 (1.3% of revenue) for the nine months ended September 30, 1999. This loss was anticipated as a result of the aforementioned restructuring charges as well as the continued delay in the commercial satellite business due to capital market funding issues
 . The current year loss before the expenses incurred for the restructuring was $707,659, net of tax, of which the amortization of intangible assets contributed $863,137, net of tax. Before the restructuring charge and amortization expense, on a cash basis, the Company posted earnings of $155,478 or $0.03 per diluted share for the nine months ended September 30, 2000.

Results of Operations for the three months ended September 30, 2000 and 1999. Revenues for the three months ended September 30, 2000 were $8,704,022, compared with $9,121,720 for the three months ended September 30, 1999, a decrease of 4.6%. Government revenues for the three months ended September 30, 2000 decreased 10.8%, while commercial revenues increased 53.9% when compared to the three months ended September 30, 1999, respectively. The breakdown between government and commercial revenues for each of the three-month periods is as follows:

                      September 30, 2000                September 30, 1999
                 ------------------------------     ----------------------------
   Government     $     7,348,887         84%       $     8,241,450        90%
   Commercial           1,355,135         16%               880,271        10%
                 ------------------    --------     -----------------    -------
                  $     8,704,022        100%       $     9,121,721       100%
                 ==================    ========     =================    =======

Cost of sales as a percentage of revenue was 78% for the three months ended September 30, 2000, which increased from a percentage of 73% for the three months ended September 30, 1999. This increase in the cost of sales as a percentage of revenue can be attributed to the decrease in product revenue and increase in services revenue. The gross margin in the services business is historically lower than the product revenue. The gross margin is expected to increase as the commercial services business as well as the product business increases as a percentage of total revenue. G&A expenses for the three months ended September 30, 2000 were $2,175,931, 3% or $66,911 less than expenses of $2,242,842 for the three months ended 1999. This decrease reflects the actions taken by the Company to reduce costs in March 2000 through its restructuring, offset by the addition of GEC and its associated expenses.

The Company posted a net loss of $233,232 (2.7% of revenue) for the three months ended September 30, 2000 as compared to income of $149,851 (1.6% of revenue) for the three months ended September 30, 1999. The current quarter's loss was the result of a delay in the completion and delivery of the DMTK product. Delivery of DMTK is expected in the next quarter. The cash earnings for the three months ended September 30, 2000 were $149,890 or $0.02 per diluted share.

OUTLOOK

G&A expenses are expected to remain at or close to the level experienced in the past two quarters, net of R&D expenses, as the effects of the recent restructuring are reflected. The current staffing, in addition to the mutiplexing required of such staffing level is not adequate to keep up with the positive growth anticipated in the next twelve to eighteen months. With the increased emphasis on the deployment of new products, customer focus and sales and business development, the Company is trying to address several rapidly growing markets. However, the Company is having a problem retaining the staff due to very high compensation being offered by other contractors. We are able to hire in the open market but the competitive nature, particularly in the Information Technology and Enterprise Engineering areas of our business is hurting our revenue growth and associated earnings due to a higher than normal turnover. Management is attempting to correct this situation while trying to remain competitive in the pursuit of new business.

Management believes that the benefit package offered by Exigent remains very competitive and should help to retain the majority of the existing employees and attract new employees. Company management also believes that while it is important to maintain the benefits at a competitive level, to do so and hold costs stable in the face of the increasing cost of health care will be an ongoing management challenge.

The Company's current business plan is to seek opportunities for growth and diversification of its product and service offerings through internal growth and acquisitions as well as to pursue other strategic alternatives. There can be no assurance that definitive arrangements relating to these alternatives will be entered into on acceptable terms. Should such arrangements not be acceptable, the Company will prioritize its opportunities in order to implement the business plan representing the best interests of its shareholders.

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

o Hiring and retaining qualified technical personnel is difficult and getting more expensive each month;

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Not applicable.

PART II - OTHER INFORMATION

Item 5.  Other Information

1. Exigent Warrants previously traded on the Chicago Stock Exchange as XNTWS and on the NASDAQ SmallCap as XGNTW expired on January 30, 2000.
2. Stockholders who intend to submit proposals at the 2001 Annual Meeting of Stockholders must notify the Company's Corporate Secretary of this intention no later than December 31, 2000. Such proposals must otherwise be in compliance with the Company's Certificate of Incorporation, Bylaws and applicable laws, rules and regulations for consideration at the 2001 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Number   Exhibit
------   -------
27       Financial Data Schedule


(b)      The Company's Current Reports on Form 8-K:

         A current report on Form 8-K was filed with the Securities and Exchange Commission (the "Commission") on November 9, 2000 announcing the engagement of CIBC World Markets to explore strategic alternatives on behalf of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Exigent International, Inc.



November 9, 2000          By:    /s/ B. R. Smedley
----------------             ------------------------------------------------
Date                          B.R. "Bernie" Smedley, Chief Executive Officer



November 9, 2000          By:    /s/ Sally Ball
----------------              -----------------------------------------------
Date                          Sally Ball, Chief Financial Officer