Form 10-K
period 2000-12-31
EXIGENT INTERNATIONAL INC
filed 2001-03-29
CIK 1015854

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X] Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                       OR

     [  ]    Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from. . . . . . . .  . . . . . to . . . . . . . . . .

                        Commission file number: 001-13519

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

        (Registrant's telephone number including area code) 321-952-7550

           Securities registered pursuant to Section 12(b)of the Act:

Title of securities                                Exchanges on which registered
--------------------                               -----------------------------
Common Shares, $0.01 par value per share              Nasdaq SmallCap Market
                                                    The Chicago Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         As of March 1, 2001, the aggregate market value of the Common Stock of the Registrant (based on the closing price of the Common Stock as reported by the Nasdaq Small Cap Market, which was $1.6250) held by non-affiliates of the Registrant was approximately $6,185,998.

         The number of shares outstanding of the registrant's Common Stock on March 1, 2001 was 6,035,428.

                       Documents Incorporated by Reference

         Portions of our Proxy Statement for the 2001 Annual Meeting of Stockholders to be held June 22, 2001 (to be filed with the Securities and Exchange Commission on or before May 1, 2001) are incorporated by reference into
Part III hereof.

================================================================================



                                                        TABLE OF CONTENTS

PART I                                                                                                              Page No.
                                                                                                                    --------
Item 1.     Business                                                                                                       3
Item 2.     Properties                                                                                                    20
Item 3.     Legal Proceedings                                                                                             20
Item 4.     Submission of Matters to a Vote of Security Holders                                                           20
PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                                         21
Item 6.     Selected Financial Data                                                                                       22
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                         23
Item 7a.    Quantitative and Qualitative Disclosures about Market Risk                                                    27
Item 8.     Financial Statements and Supplementary Data                                                                   27
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosures                         50
PART III
Item 10.    Directors and Executive Officers of the Registrant                                                            50
Item 11.    Executive Compensation                                                                                        50
Item 12.    Security Ownership of Certain Beneficial Owners and Management                                                50
Item 13.    Certain Relationships and Related Transactions                                                                50
PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                              51
SIGNATURES                                                                                                                55


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

The Company

         Exigent is a holding company, incorporated on March 25, 1996 to capitalize on emerging high-technology opportunities. Exigent was formed by Exigent Software Technology, Inc., a Florida corporation ("ESTI"), to acquire and hold all of its issued and outstanding stock. On January 30, 1997, Exigent acquired all of the issued and outstanding ESTI stock in exchange for 3,486,600 shares of Exigent common stock, par value $0.01 per share (the "Common Shares") and 697,320 shares of Exigent Class A preferred common stock, par value $0.01 per share (the "Preferred Shares") (the "Exchange"). In the Exchange, Exigent also issued 1,070,270 Common Share Purchase Warrants (the "Warrants") expiring on January 30, 2000. Each Warrant was convertible into one Common Share at $3.00 per Warrant. Prior to the expiration date, the holders of Warrants converted 798,560 Warrants into a like number of Common Shares thereby raising $2,395,680 in additional capital.

     As shown in the following chart, Exigent presently operates through three wholly-owned subsidiaries. These are ESTI, Exigent Digital Telecom & Wireless Networks, Inc., a Delaware corporation ("EDTWN"), and Exigent Solutions Group, Inc., a Nevada corporation ("ESG"):

                           Exigent International, Inc.
          |----------------------------|------------------------------|
          |                            |                              |
         ESTI                         ESG                           EDTWN

         Exigent, through ESTI, has designed and deployed satellite command and control and telecommunications systems for more than twenty years. We have provided ground control solutions for dozens of commercial and government projects, ranging from single spacecraft to the largest satellite constellations. As worldwide demand for satellite-based applications was projected to increase, we have responded by developing a suite of commercial-off-the-shelf ("COTS") products based on our experience in building such systems. Our engineers also provide system integration support for customers throughout the United States.

Recent Developments

         The financial and financing difficulties experienced by commercial satellite constellation operators and developers resulted in Exigent taking a series of actions to reposition itself:

o To enhance our focus on developing and supporting our leading products and technical services in the three distinct marketplaces in which we operate, Exigent was reorganized into three business units: space and defense services (ESTI); information technology ("IT")(ESG); and telecommunications and wireless networks (EDTWN);

o To strengthen our management team, we hired Larry Whitfield (formerly of Lockheed, Tektronix and Harris Corporation) as President of ESTI, expanded ESTI's sales and marketing team to position us to grow revenues at a faster pace, and hired Glenn Dennis (formerly of Softmed Systems and GE Capital) as President of ESG;

o As a result of our software-defined radio (SDR) Domain Manager Tool Kit being selected by a Raytheon-lead consortium, as well as the Harris team, as the backbone for development of a new generation of software definable digital radios for the U.S. military in the 21st century, we formed a new subsidiary (EDTWN) to pursue opportunities in this technology; and

o To further our efforts in the EDTWN business we have entered into contracts to develop custom software for several telecommunications companies.

o To assist in the evaluation of strategic alternatives we engaged CIBC World Markets in October of 2000.

Exigent Software Technology Inc.

         Since its formation in 1978, ESTI has provided custom and COTS software, systems engineering, and software engineering services to a wide range of industrial and government entities, including:

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

         OS/COMET is currently used in two of the world's largest satellite constellations, Iridium(R) and the Global Positioning System ("GPS"). Iridium is a global wireless communication system recently acquired by a consortium of investors. Iridium offers customers local voice calling and paging anywhere on the planet through a constellation of 66 LEO satellites (plus six on-orbit spares).

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

         In order to fully address the entire satellite market we have developed a tiered product offering which meets the needs of satellite operators from single GEO satellites to very large constellations. This offering is scaled in functionality as well as in pricing.

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

         The Pluto Satellite Tool Kit ("Pluto") deploys complex model architecture and numerous core components for the creation of "virtual satellites." The satellite models generated by Pluto can be crafted so that they simulate actual spacecraft subsystems and systems. Pluto's object-oriented architecture breaks a satellite into a set of user-defined sub-systems using standard object-oriented programming techniques.

Exigent Solutions Group

         In 1999, we formed ESG as an information technology service company. In December 1999, ESG began offering Enterprise Resource Planning ("ERP") implementation services following its acquisition of GEC. GEC, a Charlotte, NC-based consulting and systems integration firm, is recognized as an implementor of ERP solutions using Oracle applications. ESG currently provides the following services: integrated management consulting; implementation and integration of packaged software solutions; design and development of custom software solutions; and implementation of ERP systems and production support. (See Risk Factors - Risk specific to ESG and Industry Related Risks Specific to
ESG).

Exigent Digital Telecom & Wireless Networks

         EDTWN develops and markets the software defined radio product, Domain Manager Tool Kit ("DMTK"). This product was chosen by both the Raytheon and Harris teams for inclusion in their prototype radio offerings to the Joint Program Office of the Pentagon. Through this offering EDTWN offers solutions in core technologies such as resource management, automatic failure recovery and dynamic system reconfiguration. EDTWN is at the heart of this revolutionary generation of reconfigurable wireless services, an emerging technology featuring universal coverage, better performance and easier technology upgrading through software rather than hardware.

         EDTWN also develops inexpensive, high-performance message-oriented products and distributes them directly to the end-user over the Internet or on compact disks ("CD's") through the U.S. mail. The first product was ActiveMTM for Windows(R). ActiveM is a publishing subscribing tool that provides an application-transparent messaging facility for ActiveX environments such as Microsoft(R) Visual C++ and Inprise's C++ Builder 3. ActiveM makes sophisticated cost-effective networking available to millions of application developers who currently work in the Windows world. ActiveM's target customer base includes computer programmers who develop software for the high-volume commercial marketplace (business applications, games, etc.), as well as those programmers producing various scales of in-house applications. ActiveM supports virtually all network types and also topologies, whether local-area networks (LAN), wide-area network (WAN), or the WorldWide Web. ActiveM is included in the ESG product offering.

         Recently EDTWN completed the ActiveM/XP product which is an extension of the ActiveM product. The ActiveM/XP product supports multiple platforms (NT, Unix, Windows, etc.) as well as larger messages. Applications with a need to share information in real time can do so easily through this product.

SOFTWARE DEVELOPMENT

         During the last three years, we have invested substantial resources to develop and enhance the software products which we believe are commercially marketable. Generally, most of our software development relates to tracking, command and control systems, "horizontal products", which our ESTI subsidiary has developed for the ground and space segments of the aerospace/defense industry. Currently our "horizontal" product suite is applied only in one "vertical" market. We believe that other "vertical" market applications, such as utilities and inventory intensive applications, as well as providers in the telecommunications industry, can utilize these products. (See Risk Factors - Our Products may not be accepted by the market).

         We  capitalized  $1,166,686,  $2,144,253,  and  $3,905,349  of  product development in our fiscal years ended December 31, 2000, 1999 and 1998, respectively. These amounts include investments allocated to each of: the OS/COMET family of products, DMTK, and ActiveM.

         We expensed $60,999, $271,576, and $180,671, on internally sponsored research and development during our fiscal years ending December 31, 2000, 1999 and 1998, respectively. These expenditures were made so that we could evaluate new products and services as well as update and expand our current technologies.

         In addition to the funds we invested in software development, we invested more than $1,500,000 during fiscal years 1998B (the eleven months ended December 31,1998) and 1999 to develop advanced systems for future very large constellations of satellites (more than 300 vehicles) in accordance with a Strategic Alliance Agreement with Motorola. (See Risk Factors - Length of Sales Cycle).

MARKETING AND SALES

         We rely upon our senior corporate management, sales and marketing personnel, project managers and senior technical staff to carry out our marketing program. Our marketing program includes the development and execution of marketing plans, proposal presentations and the performance of marketing related tasks. These individuals are responsible for collecting information concerning requirements of current and potential customers in the course of contract performance and formal and informal briefings, from published literature and through participation in professional and industry organizations. Our senior management then evaluates this information, identifies potential business opportunities and coordinates proposal efforts. The primary source of business in our existing markets is referred to us by existing customers. Additionally, we advertise in various industry publications and participate in numerous trade shows.

         We distribute our products and services and license our products indirectly, through Value Added Resellers ("VARs"), and directly to end-users. (See Risk Factors - Proprietary Rights).

REVENUE SOURCES

         Our revenues are currently dependent on three significant customers, the Naval Research Laboratory (the "NRL"), Lockheed Martin Corporation ("Lockheed") and a proprietary government organization. These three, individually, accounted for more than 10%, and in the aggregate, accounted for more than 66% of our consolidated revenues for the fiscal year ended December 31, 2000. The loss of any of these customers would have a material, adverse affect on our business, results of operations and financial condition. (See Risk Factors - Significant Revenue Derived from Government Contracts).

         ESTI has several contracts with the NRL. Our largest contract with the NRL relates to space systems applications and operations, and was renewed in May 1998 for five years. In addition to space applications and operation services, ESG provides the NRL with IT development and maintenance services. ESG's principal IT assignment has been replacing NRL's Job Cost Accounting system. ESG has developed a state-of-the-art Oracle-based information system running on a cluster of UNIX database servers, employing multiple NT and LINUX Web servers with user interfaces implemented on Web-centric technologies. Our principal contract with the NRL provides for us to perform services during the next two years, with a total estimated cost of $57,167,518 and a fixed fee of $4,370,901. As of December 31, 2000, ESTI received cost payments and fees in the aggregate of $41,872,710 under the contract. Fees on this contract are billed at approximately 7.5% of costs.

         ESTI also receives revenues from Honeywell under various purchase orders. For the fiscal year ended December 31, 2000, Honeywell paid us approximately $2,192,086, while approximately $2,607,753 remains in backlog under existing purchase orders. The contract with Lockheed relates to a GPS project with the U.S. Air Force for which Lockheed serves as one of the subcontractors and Boeing serves as the prime contractor. ESTI received $4,044,245 under this contract for the fiscal year ended December 31, 2000. (See Risk Factors - Risks Specific to ESTI).

         ESG currently has two revenue sources, an IT "task order" that was appended to the ESTI contract with the NRL and the commercial ERP consulting business. The performance of IT services for the NRL resulted in approximately $5,100,000 in revenue for the fiscal year ended December 31, 2000. The commercial portion, for the fiscal year ended December 31, 2000, was approximately $2,700,000.

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

         Our federal government contracts may be structured as: cost-reimbursement contracts, time and materials contracts and fixed price contracts. Cost-reimbursement contracts provide for reimbursement of costs (to the extent allowable, allocable and reasonable under Federal Acquisition Regulations) and the payment of a fee. The fee may either be fixed by the contract (cost plus fixed fee) or variable, based upon cost control, quality, delivery and the customer's subjective evaluation of the work (cost-plus-award fee). Under time and materials contracts, we receive a fixed amount by labor category for services performed and are reimbursed (generally without fee) for the cost of materials purchased and other direct costs such as travel required to perform the contract. Under a fixed price contract, we agree to perform certain work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price. The percentage of total revenues generated from contracts with the federal government or its prime contractors for the fiscal year ended December 31, 2000, were 62.6% from cost-reimbursement contracts, 27.8% from time and materials contracts and 9.6% from fixed price contracts. (See Risk Factors - Contracts Subject to U.S. Government Regulation).

         Our allowable federal government contract costs and fees are subject to audit by the Defense Contract Audit Agency. Audits may result in non-reimbursement of some contract costs and fees. While the government reserves the right to conduct further audits, we have not experienced any material cost recovery disallowances for audits conducted through fiscal 1998B.

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

         Some of our contracts with the federal government contain options that are exercisable at it's the government's discretion. An option may extend the period of performance for one or more years for additional consideration on terms and conditions similar to those contained in the original contract. An option may also increase our duties and assign us new tasks. In our experience, options are commonly exercised by the government.

         Our federal government contracts require that we maintain adequate security measures. We have implemented security procedures that we believe are adequate to satisfy the requirements of our federal government contracts.

         All of our commercial contracts are either time and material or fixed price agreements. These agreements generally call for a specified set of requirements to be delivered at a negotiated price. Under time and materials contracts, we receive a fixed amount by labor category for services performed and we are reimbursed (generally without fee) for the cost of materials purchased and other direct costs such as travel required to perform the contract. Under a fixed price contract, we agree to perform certain work for a fixed price and, accordingly, realize the benefit or detriment to the extent that the actual cost of performing the work differs from the contract price.
These contract types are typically broken down into milestones with payments made at each milestone. These milestones are generally referred to as earned value milestones and are commonly used to benchmark progress, help a customer track status, and provide trigger points for payments. (See Risk Factors - Industry Related Risks of ESTI).

Backlog

         As of December 31, 2000, and December 31, 1999, we estimate that our firm backlog orders were $17,474,050 and $19,011,492, respectively. Approximately $8,029,121 of our backlog in the fiscal year ended December 31, 2000 relates to the funded portion of awarded government contracts. Over the next two to three years we expect that $13,903,151 in unawarded task orders will be funded and awarded in connection with our direct contract with the NRL. (See Risk Factors - Estimated Backlog under Government Contracts).

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

Employees

         As of December 31, 2000, we had 267 employees. None of our employees are represented by a union and we consider our relationship with employees to be good.

RISK FACTORS

Risks Specific to ESTI

A significant portion of our revenue is derived from contracts or subcontracts funded by the U.S. government.

         The following table lists the approximate revenues, as a percentage of our total revenues, derived from contracts funded by the U.S. government for fiscal years ending December 31, 2000, 1999, and 1998.


                                               Year ended                 Year ended             Eleven months ended
                                                12/31/00                   12/31/99                   12/31/98
                                        -------------------------  -------------------------    ----------------------
Government:
         Revenue                                 $    31,799,994            $    31,498,070     $          24,698,289
         Cost of Sales                               (22,738,872)               (22,755,716)              (18,512,619)
                                        -------------------------  -------------------------    ----------------------
         Gross Profit                            $     9,061,122            $     8,742,354     $           6,185,670
                                        =========================  =========================    ======================

         Gross profit as % of sales                        28.5%                      27.8%                     25.0%


                                               Year ended                 Year ended             Eleven months ended
                                                12/31/00                   12/31/99                   12/31/98
                                        -------------------------  -------------------------    ----------------------
Commercial:
         Revenue                                       6,400,716                  4,653,208                 6,440,794
         Cost of Sales                                (6,039,858)                (5,432,387)               (4,887,718)
                                        -------------------------  -------------------------    ----------------------
         Gross Profit (Loss)                       $     360,858            $      (779,179)      $         1,553,076
                                        =========================  =========================    ======================

         Gross profit (loss) as % of sales                  5.6%                     (16.7%)                    24.1%


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

         In addition, some of our contracts individually contribute a significant percentage of our revenues. Two of our largest contracts generated approximately 66.5% of our revenues for fiscal year 1998(B), 62.6% of our revenues for the fiscal year 1999, and 55.7% of our revenue in fiscal year 2000. This includes one contract that generated approximately 47.3% of our revenues for fiscal year 1998(B), 49.1% of our revenues for fiscal year 1999, and 41.3% of our revenues for fiscal year 2000. A relatively small number of large U.S. government contracts are likely to continue to account for a significant percentage of our revenues in the future. Termination of any of these contracts or our inability to renew or replace these contracts when they expire, could have a material adverse effect on our business, financial condition, or results of operations.

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

Performance of some of our government contracts may require security clearances.

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

         We experience significant competition. We believe that we are one of a few companies in the United States, which derive the majority of their revenue from the development of satellite ground systems. In addition to these companies, approximately twelve large aerospace/defense contractors have developed satellite control systems either in-house as primary contractors or through subcontractors. As a result, some of our competitors are also current or potential customers. Our competitors, which in many cases are customers as well, include the following:

o        Lockheed Martin Corporation;
o        Integral Systems;
o        Hughes Space Company;
o        Loral Space & Communications Ltd.;
o        Orbital Sciences Corporation;
o        Honeywell;
o        Computer Sciences Corporation;
o        Alcatel Espace;
o        Matra Marconi Space; and
o        Aerospatiale.

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

         Under some government contracts, we have developed software that (i) we are commercializing, or (ii) in the future we may decide to commercialize. In order to commercialize that software, we might need to invest additional research and development funds to re-market the software as a commercial product. If the product was developed using any government funding, government regulations and contract provisions may prevent us from selling the resulting product to any government agencies. If the primary market for a potential product is government agencies, we may not be able to recover invested funds through sale of the product. In addition, the government may acquire certain rights to those software programs developed by us under government contracts or subcontracts. Information relating to the programs or products may be disclosed to third parties, including our competitors.

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

Industry Related Risks Specific to ESTI

Our success is dependent on the growth of the space industry.

         Since our customers are primarily concentrated in the space industry, our success will depend on the growth in the space industry software market. Technological advancements have lead to lower launch and satellite production costs and the decreased safety risks related to satellites. Further, the increased demand for advanced wireless and "broadband" communication services has caused the need for growth in the space industry. Growth in the space industry, and more specifically in the commercial space industry is dependent on the availability of funding. If the space industry ceases to grow, the demand for our products will decrease. This may have a material adverse effect on our business, financial condition and results of operations. Further, we cannot accurately predict the space industry's potential size or future growth rate. We are also unable to accurately predict the future needs for satellite command software and related services.

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

         Our revenues have increased over the past three fiscal years. Continued growth could place a significant strain on our limited personnel, management, financial controls, and other resources. Any future expansion will require us to attract, retain, train, motivate, and manage new employees successfully. We would also need to integrate new management and employees into our overall operations, and continue to improve our operational, financial, and management systems and controls and facilities. Our failure to manage any expansion effectively could have a material adverse effect on our business, financial condition, or results of operations.

Industry related risks specific to ESG

Our business is dependent upon our ability to keep pace with the latest technological changes.

         Our market and the technologies used by our clients are characterized by rapid technological change. Failure to respond successfully to these technological developments, or to respond in a timely or cost-effective manner, may result in serious harm to our business and operating results. We currently derive, and expect to derive in the future, a substantial portion of our revenues from creating eBusiness systems that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. In addition, we must hire, train and retain technologically adept professionals so that we can continue to fulfill the sophisticated needs of our clients.

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

Risks Specific to EDTWN

We may not be able to accurately predict the success of our wireless communications systems and services.

A number of our commercial product markets in the wireless communications area, including our SDR products, have only recently begun to develop. Because these markets are relatively new, it is difficult to predict the rate at which these markets will grow and over what time period. If the market for our products in the commercial wireless communications area fails to grow, or it grows more slowly than anticipated, our business, financial condition and results of operations could be materially adversely affected. Conversely, to the extent that growth in these markets results in capacity limitations in the wireless communications area, our business, financial condition and results of operations could also be materially adversely affected.

Our products may not be readily accepted by the market.

We are competing against several established radio providers who may choose to develop their own software product. There can be no assurances that our product will be recommended as the standard or accepted by other suppliers.

We may not be able to raise sufficient capital to provide the appropriate marketing and distribution teams to grow the business.

The capital markets are beginning to embrace this market, however there can be no assurances that our business plan will be accepted by the capital markets. There will be additional capital required to complete the product development as well as hire and retain the necessary talent to fully address this market via both direct and indirect marketing channels.

We may not be able to raise sufficient capital to keep up with industry standard changes and product development so that we are able to keep our product offering current with the next generation standard changes.

The business must put together a business plan which is attractive to the capital markets and will therefore be able to raise the capital required. The technology is changing rapidly and new capital will be required to keep up with these changes.

Industry related risks specific to EDTWN

The next generation wireless markets may be moved out in time putting greater pressure on the company to financially support the development team until the market matures and materializes.

Consumers may hold off on the demand for the next generation wireless products until financial markets stabilize and the economy improves.

Personnel risk factor.

We have assembled a world-class technical team to develop and pursue this market. However, there can be no assurance that they will remain with the company if the vision, funding, and support changes.

Risks and the Market for our Publicly Traded Securities

Shares held by our current shareholders may adversely effect our Common Share price.

         As of March 1, 2001, we had 6,035,428 Common Shares outstanding. As of March 1, 2001, the following Common Shares are freely tradable without restriction or limitation under the Securities Act of 1933, as amended (the "Act"), except for the Common Shares purchased by "affiliates," as that term is defined in Rule 144 as promulgated under the Act:

o the 1,050,189 Common Shares granted but not yet issued under our stock option plans;

o    the 45,654 Common Shares issued under the employee stock purchase plan.

         Our remaining Common Shares may be sold in the public market, subject in some cases to the restrictions set forth in Rule 144 as promulgated under the Act. We have reserved 4,410,000 Common Shares for issuance under our stock option plans. We have issued options to purchase a total of 4,527,869 (including cancellations) Common Shares under our stock option plans, of which 2,636,410 have yet to be exercised and 1,168,058 have been cancelled. Sales of substantial amounts of our Common Shares in the public markets, pursuant to Rule 144 or otherwise, or the availability of our Common Shares for sale could adversely affect the prevailing market prices for our Common Shares and further impair our ability to raise additional capital through the sale of equity securities in the future. In the past, our Common Shares have traded at low volumes. Future sale of our Common Shares into the public market could have an adverse effect on the prevailing market price of our Common Shares.

The market price of our Common Shares may be volatile.

         The market price for securities of technology companies has historically faced significant volatility. Like technology stocks in general, the trading price of our Common Shares is volatile. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. The following factors may influence our Common Share trading price:

o        actual or anticipated operating results;
o        growth rates;
o        changes in estimates by analysts;
o        market conditions in the industry;
o        announcements by competitors;
o        regulatory actions; and
o        general economic conditions.

Adverse changes in any of these items may result in a material adverse effect on the market price of our Common Shares.

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

Further, in October 1998, our board of directors adopted a "poison pill" shareholder rights plan which may tend to discourage a third party from making an unsolicited proposal to acquire us unless our board of directors amends the plan and approves the proposal, even if such acquisition proposal would be beneficial to our shareholders. As a result, shareholders who wish to participate in such a transaction may not have an opportunity. Under our shareholder rights plan, preferred share purchase rights, which are attached to our Common Shares, may be triggered upon an acquisition, or actions that result in the acquisition, of 15% or more of our Common Shares by any person or group. If triggered, these share purchase rights entitle our shareholders, other than the acquiror, to purchase, for the exercise price, our Common Shares having a market value of two times the exercise price. In addition, if a company acquires us in a business combination transaction, or if we sell more than 50% of our consolidated assets or earnings power, these share purchase rights will entitle our shareholders, other than the acquiror, to purchase for the exercise price, the acquiror's Common Shares having a market value of two times the exercise price. Thus, our shareholder rights plan, if triggered, will cause substantial dilution to a person or group attempting to acquire us on terms not approved by our board of directors.

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

Our Common Shares may be illiquid.

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

         This   annual   report  on  Form   10-K   includes   and   incorporates
forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included or incorporated in this annual report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. Our forward looking statements oftentimes relate to matters regarding our management, retention of employees, technology, governmental factors, aerospace and technology industry economic conditions, integration of acquisitions, and our competition. When used herein, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Risk Factors" and elsewhere. We do not assume any obligation to update any of the forward-looking statements we make.

Item 2.  Properties

           Our corporate headquarters is located in Melbourne, Florida. This area is commonly referred to as the "Space Coast" because of its proximity to NASA's Kennedy Space Center. Exigent, through ESTI, entered into a ten-year lease expiring on February 28, 2007 to occupy a 30,000 square foot building in Melbourne, Florida. This building houses our corporate headquarters and our EDTWN team. ESTI also leases an adjacent 29,000 square foot building under a ten-year lease expiring December 1, 2005. This facility houses most of our technical employees in ESTI as well as the ESTI product development team.

         We also have three offices in the greater Washington, D.C. area. These offices are predominantly staffed with technical employees. Exigent, through ESTI, renewed our existing lease of 15,296 square feet, of which 6,154 square feet are sublet to a third party, located in Alexandria, Virginia, for five years expiring on August 31, 2003. In December 1998, Exigent, through ESTI, occupied an additional leased building of approximately 11,188 square feet, located in Chantilly, Virginia, under a five-year lease expiring on November 30, 2003. This facility is sublet entirely to a third party. During fiscal year 1999 we entered into a new lease for an expanded facility in Chantilly, Virginia, of approximately 27,670 square feet to meet the growth requirements for our anticipated business in this area.

         We also lease office space in Colorado Springs, Colorado; Aurora, Colorado; and Charlotte, North Carolina.

         We believe that our occupancy needs will be met through our next fiscal year. Due to the nature of our business, there are no special facility requirements to consider, other than security requirements placed on certain of our facilities, given that software development can be conducted in standard office space and we require minimal manufacturing capacity because such services are mostly outsourced.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Until February 26, 1999 our Common Shares and Warrants were reported on the NASDAQ Electronic Bulletin Board ("Bulletin Board") under the symbols XGNT and XGNTW, respectively. On March 1, 1999, our Common Shares and Warrants began trading on the Nasdaq Small Cap Market. Our Common Shares and Warrants are also traded on the Chicago Stock Exchange under the symbols XNT and XNTW, respectively. The Warrants traded as specified on both Exchanges until expiring on January 30, 2000. There is no established trading market for the Company's Class A Preferred Shares. (See Risk Factors - Risks Specific to the Company and the Market for its Publicly Traded Securities).

         The following table represents the high and low bid prices for our Common Shares and Warrants for each quarter of our fiscal years ended December 31, 2000 and 1999, as reported in the Nasdaq daily report:

                                                                    Common Stock
                                         Common Shares         Purchase Warrants
                                      --------------------    ------------------
 Fiscal Year Ended 12/31/00           High         Low        High         Low

   4th Quarter                       $2.72        $0.75       N/A          N/A
   3rd Quarter                       $3.47        $2.00       N/A          N/A
   2nd Quarter                       $4.75        $1.91       N/A          N/A
   1st Quarter                       $7.50        $3.13       $2.969     $0.125

 Fiscal  Year Ended 12/31/99

   4th Quarter                       $4.75        $3.13       $1.500     $0.4375
   3rd Quarter                       $6.25        $3.25       $3.000     $0.875
   2nd Quarter                       $6.50        $3.63       $3.875     $1.0625
   1st Quarter                       $7.00        $2.47       $3.000     $0.625

         As of March 1, 2001, we had approximately 1,112 holders of our Common Shares (based upon the number of record holders). This number excludes shareholders whose Common Shares are held in nominee or street name by brokers. Our Warrants expired on January 30, 2000. Prior to expiration, 798,560 were exercised at a price of $3.00 per share, and we raised a total of $2,395,680 in capital.

         Our Board of Directors determined during our fiscal year ended December 31, 1998 that dividends would not be paid in the foreseeable future. The Board determined that our resources should be devoted to funding acquisitions, product development and operations.

Item 6.  Selected Financial Data


                                                                                    Eleven
                                                                                    months
                                                Year ended       Year ended          ended           Years Ended January 31
(Amounts in thousands except per share amounts)  12/31/00         12/31/99         12/31/98           1998            1997
                                               -------------   ---------------   --------------   -------------   --------------

Revenues                                         $   38,201        $   36,151       $   31,139      $   35,749       $   29,936
   Cost of sales                                    (28,779)          (28,188)         (23,401)        (26,422)         (24,689)
                                               -------------   ---------------   --------------   -------------   --------------
Gross profit                                          9,422             7,963            7,738           9,327            5,247
   General and administrative expenses *            (10,453)           (8,617)          (6,823)         (7,050)          (5,344)
   Research and development costs                       (61)             (272)            (181)            (48)            (240)
                                               -------------   ---------------   --------------   -------------   --------------
Operating income (loss)                              (1,092)             (926)             734           2,229             (337)
   Total other income (expense)                         (21)              (13)            (136)            (53)               1
                                               -------------   ---------------   --------------   -------------   --------------
Income (Loss) before taxes                           (1,113)             (939)             598           2,176             (336)
   Income tax expense (benefit)                        (398)             (460)             180             831              150
                                               -------------   ---------------   --------------   -------------   --------------
Net Income (Loss)                                $     (715)        $    (479)      $      418       $   1,345       $     (486)
                                               =============   ===============   ==============   =============   ==============
Income (Loss) per Weighted Average Common
   Shares Outstanding - Diluted                  $    (0.12)        $   (0.11)      $     0.08       $    0.29       $    (0.13)
Cash Dividends                                   $        -         $       -       $        -       $       -       $     (310)
Cash Dividends Paid per Share Outstanding        $        -         $       -       $        -       $       -       $     0.08
Total Assets                                     $   16,749         $  18,016       $   15,664       $  14,693       $   10,949
Total Long-Term Liabilities
   (Excluding Deferred Income Taxes)             $      750         $   1,019       $      428       $     467       $      317
Total Stockholders' Equity                       $   11,274         $   8,785       $    8,629       $   7,781       $    6,258
Stockholders' Equity per Weighted Average
   Common Share, Outstanding - Diluted           $     1.94         $    1.96       $     1.67       $    1.67       $     1.72
Dividends Declared per Weighted Average
   Common Share, Outstanding - Diluted             $      -          $      -         $      -         $     -        $    0.08


See Note 1 to the Consolidated Financial Statements for the results for the twelve months ended December 31, 2000.

* General and Administrative Expenses includes Restructuring Costs as well as Amortization of Goodwill.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We moved into several new and promising businesses during the year. We experienced another year of modest revenue growth across all of our subsidiaries. Our most disappointing results were in ESG. We had anticipated a much stronger contribution to revenue and earnings from the new commercial Oracle(R) ERP business we purchased in December 1999. However, ESG experienced the same slow down/no growth scenario in 2000 as the IT industry as a whole. Although this first year was disappointing for our commercial ERP consulting business (ESG) the future looks very encouraging with the addition of a new management team, as well as a much stronger relationship with Oracle. This relationship started with the focus on opportunities in the Southeastern U.S. and has begun to spread into the Midwest. In addition to this new commercial start, we launched another exciting new business in the digital telecom and wireless network industries. We completed the development of our DMTK product, while adding several new customers in both the product business and development work for established as well as "start-ups" in the telecom business. The third new business which we began addressing during the year is in the broadband satellite network business. This business, like the other two discussed, provides a solid new market for our engineering team to address. Management is optimistic regarding prospects for these new start ups and the enhanced product offerings in the ESTI and EDTWN businesses. Our product family is ready to handle satellites from single GEO's to the largest constellations of up to hundreds of vehicles. The latest release of OS/Comet (OS/Comet 4.0) presents unrivalled scalability and other distinct features and is poised and ready for the commercial as well as government satellite business.

         In 1998 we changed the last day of our fiscal year from January 31 to December 31. Hence, our fiscal year 1998B was an eleven-month period ending on December 31, 1998.

Liquidity

         As of December 31, 2000 and December 31, 1999, our ratio of current assets to current liabilities was 2.0 and 1.2, respectively. This increase is due to the increase in cash as well as a significant decrease in the bank debt including the Line of Credit. Current liabilities were decreased by almost $3.0 million while cash increased by $1.5 million.

         Our cash portfolio (cash and cash equivalents) increased $1,451,997 for the fiscal year ended December 31, 2000. This increase was due to cash used in investing activities of $1,352,511 and cash used in financing activities of $822,171 offset by cash provided by operating activities of $3,626,679. The cash used in investing activities was due to a $1,166,686 investment in software development, a $193,650 investment in our facilities and capital equipment, and a net decrease in capitalized patent cost of $7,825. By comparison, our cash portfolio increased $144,398 for the year ended December 31, 1999. This increase was due to cash used in investing activities of $4,176,873 offset by cash provided by operating activities of $2,388,710, and cash provided by financing activities of $1,932,561. The cash used in investing activities in the year ended December 31, 1999 was attributable to an investment in software development of $2,144,253, an investment in Company facilities and capital equipment of $35,020 and the cash used associated with the acquisition of GEC North America of $1,912,484. In addition there was an investment in capitalized patent cost of $85,116.

         In our fiscal years ended December 31, 2000, 1999, and 1998, we invested $193,650, $35,020, and $1,002,041 in capital assets, respectively. The expenditure in the eleven months ended December 31, 1998 was due largely to the completion of remodeling and furnishing our facilities as well as the installation of a wide area network serving all of our principal facilities. In accordance with our FY 1998 decision to lease new computing equipment, we continue leasing items through the fiscal year ended December 31, 2000. Capital for equipment purchases is expected to remain stable for the next two fiscal years because of our recent computer acquisition and modernization efforts. We will continue our policy of leasing resources for office computing needs and furnishings.

         During our fiscal years ended December 31, 2000, 1999, and 1998, we spent $1,166,686, $2,144,253 and $3,905,349, respectively, in capitalized software development costs to develop new products considered essential in maintaining market position in the satellite command and control industry and the new Software Defined Radio market.

         Cash (used) provided by financing activities for the fiscal years ended December 31, 2000, 1999, and 1998 was ($822,171), $1,932,561, and $1,895,146,
respectively. This cash used in FY 2000 was comprised of $2,386,734 paid against a line of credit and $1,615,329 in principal payments on long-term as well as short-term debt. This leaves Exigent with a zero balance on all bank debt as of December 31, 2000. In addition, $3,179,892 was raised through the exercise of stock options and Warrants during fiscal year 2000.

         For the fiscal years ended December 31, 2000, 1999, and 1998, our Board of Directors determined not to pay any shareholder dividends, but instead to use cash for acquisitions, product development and operations.

         In our fiscal years ended December 31, 2000, 1999, and 1998 principal payments on long-term debt amounted to $1,615,329, $325,939 and $856,617, respectively. On November 7, 2000 Exigent obtained a line of credit of $1,000,000 to be used for acquisitions in addition to the existing line of $5,000,000 through ESTI. As of December 31, 2000 and December 31, 1999, we had a line of credit with Huntington National Bank ("Huntington") of $6,000,000 and $5,000,000, respectively. As of December 31, 2000 and 1999, draws against the line of credit were $0 and $2,386,734, respectively. All accounts receivable, equipment, furniture, and fixtures of ESTI are pledged as collateral against amounts borrowed under the ESTI line of credit while cash invested in short-term securities with Huntington are pledged against the Exigent line of credit.

         Our management believes that capital in addition to that available through operations and the available line of credit will be necessary to fund our plans for expansion and growth during our next fiscal year and beyond. We may seek debt or equity financing. However, there can be no assurance that such financing will be available on acceptable terms, if at all, or that adequate amounts of financing will be obtained. In addition, in October of 2000 we engaged CIBC World Markets to assist in evaluating strategic alternatives for the execution of the business plan.

Forward-looking statements contained in this Report may prove inaccurate.

         This   annual   report  on  Form   10-K   includes   and   incorporates
forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included or incorporated in this annual report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. Our forward-looking statements oftentimes relate to matters regarding our management, technology, governmental factors, economic conditions, retention of employees, integration of acquisitions, and our competition. When used herein, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Risk Factors" and elsewhere. We do not assume any obligation to update any of the forward-looking statements we make.

Provision for Income Taxes

         The effective rate for our fiscal year ended December 31, 2000 and 1999 was a credit of 35.8% and 49.0%, respectively while the effective rate for the eleven months ended December 31, 1998 was 30.1%. See Note 14 to Financial Statements describing the differences between the U.S. statutory and effective income tax rates.

Analysis of Operations

Overview

         Our current contract base provides sufficient backlog to maintain our operations through June 2001. As of December 31, 2000, our total backlog
(including funded and unfunded) for commercial and government contracts was $17,474,050. There is additional backlog associated with nondefinitized task orders on our government contracts of $13,903,151. We invested in excess of $10,000,000 during the last three years in our software product OS/COMET as well as other product offerings, including the recently completed DMTK. We believe this investment facilitated many of our contract awards. We are committed to maintain our products during the next fiscal year and beyond.

         The commercial constellation business has remained on hold through the year ended December 31, 2000, as commercial carriers worked to finance both the development and the deployment of their satellites.

         During the year ended December 31, 2000 we expanded into the Digital Telecom and Wireless Networks business. This new business presents an opportunity to sell both COTS as well as custom software into the government and commercial marketplace for Software Defined Radios and next generation wireless systems (2.5G and 3G).

         We expect demand for software engineers to provide new customer opportunities, but this demand places a premium on efforts to retain our current workforce. (See Risk Factors - Highly Competitive Market for Computer Services). As with all companies in our industry, this places additional pressure on our overall payroll costs. We believe that our benefits package is competitive within our industry and this should help to recruit workers and retain our current workforce. As our indirect costs funding benefits increase, pressure is placed on our indirect rates. We believe that maintaining superior benefits is critical while the demand for software engineers remains high. We are constantly challenged with the need to minimize costs while maintaining superior employee benefits.

Comparison of Years Ended December 31, 2000, 1999, and 1998

         As of the fiscal year ended December 31, 2000, our sales were $38,200,710, up 5.7% from sales of $36,151,278 for the fiscal year ended December 31, 1999. Our sales for the fiscal year ended December 31, 1999, increased 16.1% from sales of $31,139,083 for our eleven-month fiscal year ended December 31, 1998. The increase was 6% after adjusting for the eleven month year. The breakdown between government and commercial sales for these periods is as follows:

               Year ended            Year ended           Eleven months
                12/31/00              12/31/99            ended 12/31/98
             --------------       ---------------         ---------------
Government   $  31,799,994   83%  $   31,498,070    87%   $   24,698,289    79%
Commercial       6,400,716   17%       4,653,208    13%        6,440,794    21%
             -------------- ----- --------------- ------  --------------- ------
             $  38,200,710  100%  $   36,151,278   100%   $   31,139,083   100%
             ============== ===== =============== ======  =============== ======

         These sales reflect a 83% to 17% government to commercial split in our fiscal year ended December 31, 2000, compared to an 87% to 13% split in our fiscal year ended December 31, 1999, and a 79% to 21% split in our fiscal year ended December 31, 1998. Commercial contract revenue increased in our fiscal year ended December 31, 2000 due to the addition of the commercial IT business as well as the start of EDTWN. Our government sales in the fiscal year ended December 31, 1999 increased from the fiscal year ended December 31, 1998 due largely to expanding our business with a new proprietary government agency.

         Gross profit as a percentage of sales increased to 24.7% ($9,421,980) for the fiscal year ended December 31, 2000 from 22.0% ($7,963,175) for the fiscal year ended December 31, 1999. This increase was due primarily to a decrease in the amortization of capitalized software of approximately $1,000,000 due largely to the write-down during the fiscal year ended December 31, 1999 of work performed with respect to the Strategic Alliance Agreement with Motorola as well as an adjustment to the carrying value of FotoTag of approximately $380,000. Included in the FY 2000 cost of sales is a write down of $810,993 associated with the Saturn and ActiveTrack(TM) products. Upon complete review of current circumstances, it was determined that these products were impaired assets. Gross profit as a percentage of sales for the eleven months ended December 31, 1998 was 24.9% of sales ($7,738,362).

The following chart shows the gross profit breakdown between government and commercial contracts during the periods indicated:

                                                                                                  Eleven months
                                               Year ended                 Year ended                  ended
                                                12/31/00                   12/31/99                  12/31/98
                                        -------------------------  -------------------------    -------------------
Government:
         Revenue                                 $    31,799,994            $    31,498,070     $      24,698,289
         Cost of Sales                               (22,738,872)               (22,755,716)          (18,512,619)
                                        -------------------------  -------------------------    -------------------
         Gross Profit                             $    9,061,122             $    8,742,354     $       6,185,670
                                        =========================  =========================    ===================

         Gross profit as % of sales                        28.5%                      27.8%                 25.0%

                                                                                                  Eleven months
                                               Year ended                 Year ended                  ended
                                                12/31/00                   12/31/99                  12/31/98
                                        -------------------------  -------------------------    -------------------
Commercial:
         Revenue                                       6,400,716                  4,653,208             6,440,794
         Cost of Sales                                (6,039,858)                (5,432,387)           (4,887,718)
                                        -------------------------  -------------------------    -------------------
         Gross Profit (Loss)                       $     360,858            $      (779,179)     $      1,553,076
                                        =========================  =========================    ===================

         Gross profit (loss) as % of
         sales                                              5.6%                     (16.7%)                24.1%


         General and administrative expenses ("G&A") (including Research and Development Costs, Restructuring Costs, and Amortization of Goodwill) for the fiscal year ended December 31, 2000 were $10,513,933, 18.3% of sales or $1,625,200 higher than expenses of $8,888,733 for the fiscal year ended December 31, 1999. This increase resulted from the addition of the commercial IT business ($1,130,941) as well as the staffing of key sales and management positions in each of our three subsidiaries ($502,500). In addition there was a non-recurring charge taken of $422,803 for the restructuring during the first quarter of the fiscal year ended December 31, 2000. G&A expenses for the fiscal year ended December 31, 1999 were $8,888,733, 26.9% of sales or $1,884,864 higher than expenses of $7,003,869 for the eleven months ended December 31, 1998. After taking the shortened fiscal year into account, our expenses were 5.0% or $420,617 higher than for the eleven months ended December 31, 1998. This increase resulted primarily from staffing a Chief Technical Office ($450,000), staffing other positions which had not previously been staffed, such as a Chief Financial Officer, expenses associated with financial advisory services, and expenses associated with the acquisition of GEC ($550,000), in addition to the increased marketing effort associated with the new products introduced during the fiscal year ended December 31, 1999 ($180,000).

         We incurred a net loss of $714,275 (1.9% of sales) in the fiscal year ended December 31, 2000, which was an increase from the net loss of $478,665 in the fiscal year ended December 31, 1999. We attribute the loss to a slow year in the commercial IT market in the current year. The net loss in the fiscal year ended December 31, 1999 of $478,665 represents a $896,825 decrease in income over the net income in the eleven months ended December 31, 1998 of $418,160. This decrease was due primarily to the write off of the two impaired assets of $1,415,489 in 1999.

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

Diversification and Long Term Growth.

We expect to diversify our business through sales of COTS products in both commercial and government markets and expand our information technology offerings in both the commercial as well as the government markets. Our first step in this strategy was the acquisition of GEC. Additionally, we currently plan to seek opportunities for long term growth through the development of our Digital Telecom And Wireless Networks business as well as additional acquisitions, sales of products for commercial applications, and leveraging our existing technologies and products.

Product Development

We have developed new products and product offerings, including the next generation of OS/COMET, the ActiveM and Active M/XP products and the recently completed and deployed DMTK product. We plan to investigate other new product development opportunities as part of our effort to expand product offerings and expand into new markets.


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors and Stockholders
Exigent International, Inc.

We have audited the accompanying consolidated balance sheets of Exigent International, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and the eleven months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exigent International, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and the eleven months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


Jacksonville, Florida               /s/ Ernst & Young LLP
February 9, 2001

                           EXIGENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                ASSETS

                                                                                 December 31,
                                                                             2000             1999
                                                                        ---------------  ---------------
CURRENT ASSETS
      Cash and cash equivalents                                            $ 2,026,365   $     574,368
      Accounts receivable, pledged                                           3,054,644       2,616,727
      Costs and estimated earnings in excess of
          billings on uncompleted contracts, pledged                         4,424,044       4,790,742
      Prepaid expenses                                                         115,539          42,492
      Income taxes receivable                                                    8,419         803,188
      Deferred income taxes                                                          -         336,000
                                                                        ---------------  ---------------
      TOTAL CURRENT ASSETS                                                   9,629,011       9,163,517
                                                                        ---------------  ---------------
PROPERTY AND EQUIPMENT
      Cost                                                                   6,434,047       6,240,397
      Accumulated depreciation                                              (5,212,827)     (4,699,750)
                                                                        ---------------  ---------------
      PROPERTY AND EQUIPMENT, NET                                            1,221,220       1,540,647
                                                                        ---------------  ---------------
OTHER ASSETS
      Software development costs, net                                        3,107,143       4,275,113
      Capitalized patent costs, net                                             77,291          85,116
      Goodwill, net                                                          2,561,068       2,848,220
      Deposits and other assets                                                153,659         103,193
                                                                        ---------------  ---------------
      TOTAL OTHER ASSETS                                                     5,899,161       7,311,642
                                                                        ---------------  ---------------
      TOTAL ASSETS                                                        $ 16,749,392     $18,015,806
                                                                        ===============  ===============



   The accompanying notes are an integral part of these financial statements.

                           EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   December 31,
                                                                              2000             1999
                                                                        ---------------  ----------------
CURRENT LIABILITIES
      Line of credit                                                    $            -   $   2,386,734
      Accounts payable                                                         361,277         715,976
      Accrued payroll and other expenses                                     2,432,508       2,187,690
      Billings in excess of costs and estimated earnings
          on uncompleted contracts                                           1,639,731         891,557
      Income taxes payable                                                           -          17,827
      Current portion, long-term debt                                           41,331       1,256,817
      Current portion, subordinated debt                                       250,000         250,000
                                                                        ---------------  ----------------
      TOTAL CURRENT LIABILITIES                                              4,724,847       7,706,601
                                                                        ---------------  ----------------
LONG-TERM LIABILITIES
      Long-term debt, less current portion                                     119,054         268,897
      Subordinated debt, less current portion                                  500,000         750,000
      Deferred income taxes                                                          -         505,000
      Other liabilities                                                        131,176               -
                                                                        ---------------  ----------------
      TOTAL LONG-TERM LIABILITIES                                              750,230       1,523,897
                                                                        ---------------  ----------------

      TOTAL LIABILITIES                                                      5,475,077       9,230,498
                                                                        ---------------  ----------------
STOCKHOLDERS' EQUITY
      Class A Preferred  Shares,  $.01 par value,  5,000,000 shares  authorized,
        15,132 and 68,841  issued  and  outstanding  at  December  31,  2000 and
        December 31, 1999, respectively, at $2.50 per share liquidation/
        dissolution preference                                                     151             688

      Common Shares, $.01 par value, 40,000,000 shares authorized, 6,035,428 and
        4,845,149 issued and outstanding at December 31, 2000 and
        December 31, 1999, respectively,                                        60,354          48,452
      Paid in capital                                                        5,838,362       2,646,445
      Retained earnings                                                      5,375,448       6,089,723
                                                                        ---------------  ----------------
      TOTAL STOCKHOLDERS' EQUITY                                            11,274,315       8,785,308
                                                                        ---------------  ----------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 16,749,392    $ 18,015,806
                                                                        ===============  ================



The accompanying notes are an integral part of these financial statements.

                           EXIGENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                            For the eleven
                                                                                                                 months
                                                                        For the year ended December 31,    ended December 31,
                                                                             2000             1999               1998
                                                                        ---------------  ----------------  ------------------

REVENUES                                                                $   38,200,710   $  36,151,278          $ 31,139,083
COST OF SALES                                                               28,778,730      28,188,103            23,400,721
                                                                        ---------------  ----------------  ------------------
GROSS PROFIT                                                                 9,421,980       7,963,175             7,738,362

GENERAL AND ADMINISTRATIVE EXPENSES                                          9,742,980       8,617,157             6,823,198
RESEARCH AND DEVELOPMENT COSTS                                                  60,999         271,576               180,671
RESTRUCTURING COSTS                                                            422,803               -                     -
AMORTIZATION OF GOODWILL                                                       287,151               -                     -
                                                                        ---------------  ----------------  ------------------
OPERATING INCOME (LOSS)                                                     (1,091,953)       (925,558)              734,493
                                                                        ---------------  ----------------  ------------------

OTHER INCOME (EXPENSE)
      Interest income                                                           98,721          35,201                42,786
      Interest expense                                                        (159,480)        (52,004)             (172,035)
      Gain (loss) on disposal of fixed assets                                        -          (6,613)                3,292
      Other, net                                                                40,102          10,309               (10,376)
                                                                        ---------------  ----------------  ------------------
TOTAL OTHER INCOME (EXPENSE)                                                   (20,657)        (13,107)             (136,333)
                                                                        ---------------  ----------------  ------------------
INCOME (LOSS) BEFORE INCOME TAXES                                           (1,112,610)       (938,665)              598,160

INCOME TAX EXPENSE (BENEFIT)                                                 (398,335)        (460,000)              180,000
                                                                        ---------------  ----------------  ------------------
NET INCOME (LOSS)                                                       $    (714,275)   $    (478,665)          $   418,160
                                                                        ===============  ================  ==================
EARNINGS (LOSS) PER SHARE - BASIC                                       $       (0.12)   $       (0.11)          $      0.10
                                                                        ===============  ================  ==================

EARNINGS (LOSS) PER SHARE - DILUTED                                     $       (0.12)   $       (0.11)          $      0.08
                                                                        ===============  ================  ==================

   The accompanying notes are an integral part of these financial statements.

                           EXIGENT INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                               Common Stock          Class A Preferred
                                               -------------        -------------------     Paid in     Retained
                                            Shares       Amount       Shares     Amount     Capital     Earnings        Total
                                         ---------------------------------------------------------------------------------------
BALANCE FEBRUARY 1, 1998                   3,872,655    $ 38,726     688,792     $6,888    $ 1,585,007  $ 6,150,228  $ 7,780,849
    Exercise of convertible securities       178,788       1,788           -          -        427,771            -      429,559
    Class A preferred converted to common     78,910         789     (78,910)      (789)             -            -            -
    Cancelled shares                            (250)         (2)          -          -              2            -            -
    Net income                                     -              -        -          -              -      418,160      418,160
                                         ---------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1999                    4,130,103      41,301     609,882      6,099      2,012,780    6,568,388    8,628,568
    Exercise of convertible securities       174,005       1,740           -          -        477,615            -      479,355
    Class A preferred converted to common    541,041       5,411    (541,041)    (5,411)             -            -            -
   Accretion of unearned stock
   compensation                                    -           -           -          -         25,050            -       25,050
   Compensatory stock option tax benefit                                                       131,000                   131,000
    Net income (loss)                              -           -           -          -              -     (478,665)    (478,665)
                                         ---------------------------------------------------------------------------------------
BALANCE JANUARY 1, 2000                    4,845,149      48,452      68,841        688      2,646,445    6,089,723    8,785,308
   Exercise of convertible options           411,944       4,119           -          -      1,001,895            -    1,006,014
   Exercise of convertible stock warrants    724,626       7,246           -          -      2,166,632            -    2,173,878
   Class A preferred converted to common      53,709         537     (53,709)      (537)             -            -            -
   Accretion of unearned stock
   compensation                                    -           -           -          -         23,390            -       23,390
   Net loss                                        -           -           -          -              -     (714,275)    (714,275)
                                         ---------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000                  6,035,428    $ 60,354      15,132      $ 151    $ 5,838,362  $ 5,375,448  $11,274,315
                                         =======================================================================================

   The accompanying notes are an integral part of these financial statements.

                           EXIGENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           For the eleven
                                                                                                            months ended
                                                                        For the year ended December 31,     December 31,
                                                                             2000             1999              1998
                                                                        ---------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                 $    (714,275)   $   (478,665)        $   418,160
                                                                        ---------------  ----------------  ---------------
      Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities:
      Depreciation and amortization                                         3,134,884       3,150,293           1,845,239
      Accretion of unearned stock compensation                                 23,390          25,050                   -
      (Gain) loss on disposal of fixed assets                                       -           6,613              (3,292)
      Deferred income taxes                                                  (169,000)       (500,750)            778,000
      Changes in operating assets and liabilities:
         Accounts receivable                                                 (437,917)       (389,588)            873,611
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                                 366,699         411,282          (1,249,020)
         Prepaid expenses                                                     (73,047)        (19,485)             53,611
         Inventory                                                                  -               -               5,288
         Income taxes receivable                                              794,769          40,750            (843,938)
         Deposits                                                             (50,466)         (5,296)            (30,713)
         Accounts payable                                                    (354,699)        163,506            (165,049)
         Accrued expenses                                                     244,818        (624,217)           (667,111)
         Billings in excess of costs and estimated earnings
            on uncompleted  contracts                                         748,174         621,139            (982,282)
         Income taxes payable                                                 (17,827)        (11,878)           (237,426)
         Other liabilities                                                    131,176             (44)                 44
                                                                        ---------------  ----------------  ---------------
      Total adjustments                                                      4,340,954      2,867,375            (623,038)
                                                                        ---------------  ----------------  ---------------
NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                            3,626,679      2,388,710            (204,878)
                                                                        ---------------  ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquisition of capital assets                             (193,650)       (35,020)         (1,002,041)
      Cash proceeds from the sale of capital assets                                  -              -               6,584
      Cash paid for capitalized software development                        (1,166,686)    (2,144,253)         (3,905,349)
      Cash paid for acquisition, net of cash acquired                                -     (1,912,484)                  -
      Cash paid for capitalized patent costs                                     7,825        (85,116)                  -
                                                                        ---------------  ----------------  ---------------
NET CASH USED BY INVESTING ACTIVITIES                                      (1,352,511)       (4,176,873)      (4,900,806)
                                                                        ---------------  ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under line of credit                                  (2,386,734)           575,641        1,811,093
      Proceeds from issuance of bridge loan                                         -          1,000,000                -
      Proceeds from issuance of long-term debt                                      -            203,504          511,111
      Principal payments on long-term debt                                 (1,615,329)          (325,939)        (856,617)
      Proceeds from exercise of stock options and warrants                  3,179,892            479,355          429,559
                                                                        ---------------  ----------------  ---------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             (822,171)         1,932,561        1,895,146
                                                                        ---------------  ----------------  ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   1,451,997            144,398       (3,210,538)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                574,368            429,970        3,640,508
                                                                        ---------------  ----------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 2,026,365         $  574,368      $   429,970
                                                                        ===============  ================  ===============

   The accompanying notes are an integral part of these financial statements.


                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Exigent International, Inc. (Exigent or the Company) was formed on March 25, 1996 as a holding company. On January 30, 1997, it acquired all of the outstanding stock of Software Technology, Inc. (ESTI) in exchange for stock of Exigent, the "Exchange". ESTI, therefore, became a wholly-owned subsidiary of Exigent. ESTI, formed in 1978 in Florida, provides systems and software engineering services and commercial off the shelf products for real-time command, control, and data acquisition systems for government and industry throughout the U.S. ESTI also distributes OS/COMET - a commercially available command and control development and support system. In March 1997, FotoTag, Inc. (FotoTag) was formed as a wholly-owned subsidiary of Exigent. FotoTag Inc., a Delaware corporation, was created as a subsidiary of Exigent in 1997 to provide the structure for concentration on tracking and control system solutions for international high technology applications. The subsidiary's first product, also called FotoTag(R), is used for tracking airport and airline passengers and their checked bags. In 2000 FotoTag's name was changed to Exigent Digital Telecom and Wireless Networks ("EDTWN").

In 1999, Exigent Solutions Group ("ESG") was formed as a wholly-owned subsidiary to provide integrated management consulting, design and development of Internet commerce solutions, implementation and integration of packaged software solutions, design and development of custom software solutions, implementation of ERP systems and production support. ESG began offering Enterprise Resource Planning (ERP) implementation services in December 1999 following its acquisition of all of the outstanding shares of GEC North America Corporation ("GEC"), a Charlotte, NC-based consulting and systems integration firm recognized as a leader in implementing ERP solutions using Oracle Applications. ESG's services now include integrated management consulting, design and development of Internet commerce solutions, implementation and integration of packaged software solutions, design and development of custom software solutions, implementation of ERP systems and production support. ESG also includes the distributed rights for products developed by MiddleWare Solutions, Inc. ("M-Ware"), a corporation formed in 1998 which develops inexpensive, high-performance message-oriented middleware products, and distributes them directly to the end-user over the Internet or on CD through the mail. In 2000 M-Ware merged into ESG and was dissolved.

CONSOLIDATION  POLICY  -  The  accompanying  consolidated  financial  statements
include  the  accounts  of  the  Company  and  its  wholly-owned   subsidiaries.
Intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR - The financial statements for 2000 and 1999 include the twelve months of operations ended December 31, 2000, (fiscal "2000"), and December 31, 1999 (fiscal "1999"), respectively. During 1998 the Company changed its fiscal year end from January 31 to December 31. Accordingly, the financial statements for the period ended December 31, 1998 (fiscal "1998B") include only eleven months of operations. Consolidated unaudited results of operations for the twelve months ended December 31, 1998 are as follows:

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

PROPERTY AND EQUIPMENT - Property, plant and equipment are valued at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method, accelerated cost recovery system and the modified accelerated cost recovery system as appropriate. Depreciation includes the cost of amortization associated with capital leases which is done on a straight-line basis.

GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and is amortized on a straight-line basis over the expected period of benefit of ten years. Accumulated amortization was $300,347 at December 31, 2000. Periodically the Company evaluates the goodwill for impairment and estimates the future undiscounted cash flows of the acquired business to ensure that the carrying value has not been impaired,

ADVERTISING COSTS - The costs of advertising are expensed as incurred. For 2000, 1999, and 1998B, advertising costs included in general and administrative expenses were $83,429, $188,795, and $196,036, respectively.

PATENTS - Legal costs incurred related to obtaining patents on proprietary products and technology are capitalized and amortized over the estimated lives of the patents which is two years for all patents granted. Accumulated amortization was $31,664 and $0 at December 31, 2000 and 1999, respectively. The Company periodically evaluates the patents for impairment to ensure that the carrying value has not been impaired.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS - In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes the direct costs and allocated indirect expenses associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product's release, and research and development performed as contractual requirements are charged to operations. The costs of capitalized software development are amortized over their estimated useful lives of the product ranging from two to four years. Amortization is computed on the straight-line method. Accumulated amortization was $3,139,927 and $1,931,561 at December 31, 2000 and 1999, respectively. The Company periodically reviews the capitalized software development cost to ensure that future anticipated gross revenues related to the products exceeds the unamortized cost. During the fourth quarter of fiscal year 2000, in conjunction with management's review of the software market and the future gross revenues associated with its software products, it was determined that the market for Saturn and ActiveTrack was no longer viable, therefore the Company discontinued its marketing effort for these two products. In accordance with Company policy, management expensed the remaining unamortized cost for Saturn and ActiveTrack of $686,453 and $124,540, respectively. The cost associated with this write off is included in amortization expense which is included in cost of goods sold on the statement of operations.

RETIREMENT BENEFITS - Retirement benefits include an unfunded limited healthcare plan for a limited number of Exigent's retirees. Exigent accrues the estimated cost of these medical benefits, which are not material, during the employees' active service life.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is computed and presented in accordance with SFAS No. 128, "Earnings per Share".

COMPREHENSIVE INCOME - There is no difference between net income (loss) and comprehensive income (loss) for any of the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for financial statements for fiscal years beginning after June 15, 2000. SFAS 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured as fair value. The Company will adopt FAS 133 as of January 1, 2001. The adoption of FAS 133 will not have an effect on the Company's operations or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Exigent adopted SAB 101 as of the fourth quarter of 2000. The adoption of SAB 101 had no effect on Exigent's operations or financial position.

In April 2000, the Financial Accounting Standards Board ("FASB') issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Among other issues, this interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Exigent has adopted FIN No. 44 for fiscal 2000. The adoption did not have a material effect on Exigent's financial statements.

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

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of temporary cash investments. The Company places its temporary cash investments with a financial institution. The amount of credit exposure in excess of federally insured limits at December 31, 2000 and 1999 was $1,785,000 and $596,000, respectively.

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

SEGMENT REPORTING - With respect to the segment disclosure requirement of SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one reportable business segment, the manufacture and sale of software products and services.

RESTRUCTURING COSTS - During the first quarter of fiscal year 2000 in conjunction with the early termination of two facility leases as well as a 10% reduction in workforce, the Company incurred restructuring costs of $422,803. These restructuring costs were all expensed and paid out during fiscal year 2000. There is no balance remaining to be paid.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACCOUNTS RECEIVABLE

The following is a summary of accounts receivable:


                                        December 31, 2000    December 31, 1999
                                        -----------------    ------------------
        Contract receivables            $       3,048,454    $        2,610,537
        Other receivables                           6,190                 6,190
                                        -----------------    ------------------
        Total accounts receivable       $       3,054,644    $        2,616,727
                                        =================    ==================

There is a retainage receivable balance of $196,108 and $183,870 included in unbilled receivables at December 31, 2000 and 1999, respectively representing contracts, which provide for retainage provisions against billable amounts and are due upon completion of the contracts and acceptance by the customer.

The Company expects to collect all contract receivables within the next fiscal year.

NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:


                                                                                        Estimated
                                       December 31, 2000      December 31, 1999            Life
                                      -------------------    -------------------    -----------------

Furniture and equipment               $          802,623     $          784,788            3-8 years
Vehicles                                          15,703                 15,703              5 years
Computer equipment                             4,710,261              4,633,380            3-5 years
Leasehold improvements                           561,284                462,350             10 years
Capital leases                                   344,176                344,176              5 years
                                      -------------------    -------------------
     Total cost                                6,434,047              6,240,397
     Less accumulated depreciation            (5,212,827)            (4,699,750)
                                      -------------------    -------------------
     Net property and equipment       $        1,221,220     $        1,540,647
                                      ===================    ===================

Depreciation expense charged to general and administrative expense for 2000, 1999, and 1998B was $362,144, $633,535, and $636,395, respectively. Depreciation expense charged to applied overhead for 2000, 1999, and 1998B was $150,932, $180,626, and $196,558, respectively. Depreciation expense charged directly to cost of sales in 2000, 1999, and 1998B was $0, $228, and $51,141, respectively.

NOTE 4 - LINE OF CREDIT

ESTI has a line of credit available for operations of $5,000,000 with a bank. In addition on November 7, 2000 Exigent completed a $1,000,000 line of credit with a bank secured by its short-term investment account. As of December 31, 2000 and 1999, the outstanding draws against the lines were $0 and $2,386,734, respectively. The outstanding balances accrue interest at LIBOR plus 2.5%. The interest rate at December 31, 2000 and December 31, 1999 was 9.16% and 8.97%, respectively. The line of credit requires that the Company maintain various financial covenants including leverage, working capital, current ratio and debt coverage requirements. Advances under the line of credit are based on a borrowing base computation. All accounts receivable, equipment, furniture and fixtures of ESTI are pledged as collateral on the line of credit.

The weighted average interest rate on short-term borrowings during 2000, 1999, and 1998B was 8.87%, 8.19% and 7.56%, respectively.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                             December 31,
                                                                                     2000                   1999
                                                                               ------------------     ------------------

       Accrued payroll and payroll taxes                                        $        638,341      $         678,532
       Accrued fringe benefits                                                         1,208,777                888,788
       Accrued pension and profit sharing                                                346,347                477,083
       Accrued ESOP payment                                                                    -                 95,416
       Accrued other liabilities                                                         239,043                 47,871
                                                                                   --------------        ---------------
           Total accrued expenses                                               $      2,432,508      $       2,187,690
                                                                                =================     ==================

NOTE 6 - LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long term debt outstanding consists of the following:

                                                                                   December 31,            December
                                                                                       2000                31, 1999
                                                                                 ------------------     ----------------
Note  payable  to bank in monthly  installments  of  $17,038  through  June 2001 including  interest at either the bank's prime rate or LIBOR plus 2.5%. The note is collateralized by all accounts receivable,
equipment, furniture and fixtures of ESTI.                                           $          -           $    306,856

Note  payable to bank in interest  only  through  July 2000 at either the bank's prime  rate or LIBOR  plus  2.5%.  The note is  collateralized  by all  accounts receivable, equipment and furniture of Exigent and its
subsidiaries.                                                                                   -              1,000,000

Subordinated  note payable to holder in quarterly  installments  of $62,500 plus accrued interest through December 2003 at the interest rate of 8.0% per annum.
Payments under this note are subordinated to all senior indebtedness of the Company.      750,000              1,000,000

Capital lease for furniture and equipment  payable to lessor in monthly
installments  of $2,681  through  August 2003 with an interest  rate of 6.29%.             72,406                100,607

Capital lease for furniture and equipment  payable to lessor in monthly
installments of $2,680 through June 2004 with an interest rate of 9.66%.                   87,979                105,244

Capital  leases  for  furniture  and  equipment  payable  to lessor  in  monthly
installments through August 2002.                                                               -                 13,007

                                                                                 ------------------     -----------------
     TOTAL LONG-TERM DEBT                                                                 910,385              2,525,714
     Less: current portion of long-term  debt                                            (291,331)            (1,506,817)
                                                                                 ------------------     -----------------
     TOTAL LONG-TERM DEBT, less current portion                                  $        619,054       $      1,018,897
                                                                                 ==================     =================

Future maturities of long-term debt as of December 31, 2000 are as follows:

                                                                                                      Amount
                                                                                                      -----------------
                    2001                                                                              $        291,331
                    2002                                                                                       304,364
                    2003                                                                                       295,963
                    2004                                                                                        18,727
                    2005
                                                                                                                     -
                                                                                                      -----------------
                                                                                                      $        910,385
                                                                                                      =================


Interest paid for 2000,  1999, and 1998B was $170,850,  $228,071,  and $172,035,
respectively.

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

NOTE 8 - STOCK WARRANTS

Each Common Stock Purchase Warrant ("Warrants") entitles the holder to purchase one share of Exigent's Common Stock at an exercise price of $3.00 per share. The Warrants expired on January 30, 2000. Total Warrants outstanding at December 31, 2000 and December 31, 1999 were 0, and 996,336, respectively. Warrants exercised in 2000, 1999, and 1998B were 724,626, 39,744, and 28,674, respectively.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

The Company has a defined contribution pension plan that covers the majority of employees who have met certain age and length of service requirements. Contributions to the plan were 10% of eligible compensation for fiscal 2000, 1999 and 1998B. For fiscal 2000, 1999, and 1998B, the amount of pension expense was $1,730,535, $1,970,364, and $1,765,194, respectively.

The Company also sponsors a profit-sharing plan which allows substantially all full-time employees to defer compensation under Section 401(k) of the Internal Revenue Code and the employer to electively contribute to the plan. Employer contributions to the plan are made at the discretion of the Board of Directors. No employer contributions were made in fiscal 2000, 1999 and 1998B.

NOTE 10 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an employee stock ownership plan (ESOP) for the majority of its employees. Contributions to this plan are at the discretion of the Board of Directors. Full-time employees who have attained the age of twenty-one (21) are eligible to participate in the plan. Contributions to the plan are allocated annually to eligible employees proportionate to their compensation, not including overtime and bonuses. Employee stock ownership plan contributions charged to operations and applied to overhead amounted to $0 and $ 269,485, respectively, for 2000, $0 and $ 405,343, respectively, for 1999, and $0 and $693,205, respectively, for 1998B. The ESOP had 1,453,891, and 1,836,525 shares of the total issued and outstanding stock, respectively, at December 31, 2000 and December 31, 1999.

Dividends paid on the ESOP shares, as well as other shares are considered to be reductions in retained earnings. The shares owned by the ESOP are considered to be outstanding shares and therefore included in the earnings per share calculation.

The plan acquired 94,145, 258,416, and 93,833 shares during 2000, 1999, and 1998B, respectively, from shareholders. Shares distributed from the plan as a result of termination of employment were 476,779, 160,901, and 306,548, during 2000, 1999, and 1998B, respectively. The shares' fair market value was determined based on the trading value of Common Shares of the Company at December 31, 2000 and 1999.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - OPERATING LEASE OBLIGATIONS

Office space and equipment is leased under operating leases expiring in various years through 2007.

The Company's corporate headquarters is located in Melbourne, Florida. The Company is currently leasing a 29,000 square foot building pursuant to a ten-year lease, which will expire on December 1, 2005, and a 30,000 square foot building pursuant to a ten-year lease, which will expire on February 28, 2007. It has the right to renew the aforementioned leases for two additional five-year terms and has an option to purchase the property which may be exercised during certain periods prior to the expiration of the fifth year and of the tenth year of the lease. The purchase price is the fair market value of the property determined by appraisal, but in no event less than the outstanding balance on the mortgage.

We also have three offices in the greater Washington, D.C. area. These offices are predominantly staffed with technical employees. Exigent, through ESTI, renewed our existing lease of 15,296 square feet, of which 6,154 square feet are sublet to a third party, located in Alexandria, Virginia, for five years expiring on August 31, 2003. In December 1998, Exigent, through ESTI, occupied an additional leased building of approximately 11,188 square feet, located in Chantilly, Virginia, under a five-year lease expiring on November 30, 2003. This facility is sublet entirely to a third party. During fiscal year 1999 we entered into a new lease for an expanded facility in Chantilly, Virginia of approximately 27,670 square feet to meet the growth requirements for our anticipated business in this area.

We also lease office space in Colorado Springs, Colorado; Aurora, Colorado; and Charlotte, North Carolina.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 for each of the next five years and in the aggregate are:

  Year ending December 31:                  Rental Payments      Rental Income
                                          -------------------  -----------------
  2001                                    $        1,939,862   $        267,454
  2002                                             1,852,872            275,479
  2003                                             1,756,719            224,445
  2004                                             1,185,055                  -
  2005                                               892,094                  -
  Subsequent to 2005                               2,689,775                  -
                                          -------------------  -----------------
  Total minimum future rental payments    $       10,316,377   $        767,378
                                          ===================  =================

Rent  expense  for  2000,  1999,  and  1998B  was  $2,071,483,   $1,513,273  and
$1,211,795, respectively. Rent expense was offset by sublease rental income of $113,495 for 2000.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - ECONOMIC DEPENDENCY

The Company sold a substantial portion of its products and services to three major customers 2000, 1999, and 1998B in the Satellite Command and Control Industry. Transactions with these major customers; a government customer, a government contractor and a group of U.S. Government agencies, consisted of the following:

2000                                                               Customer 1             Customer 2             Customer 3
----                                                          -------------------    --------------------    ------------------
Revenues                                                       $       15,781,947     $        5,505,709      $      4,044,245
Accounts receivable - at year end                                          86,891                370,997             1,081,702
Costs and estimated earnings in excess of billings
   on uncompleted contracts - at year end                               2,536,032                550,761                40,877
Billings in excess of costs and estimated earnings
   on  uncompleted contracts - at year end                                (5,000)                      -            (1,219,410)


1999                                                              Customer 1              Customer 2             Customer 3
----                                                          -------------------    --------------------    ------------------
Revenues                                                      $        17,758,846     $        4,866,138      $      3,952,065
Accounts receivable - at year end                                         850,815                 32,157               195,731
Costs and estimated earnings in excess of billings
    on uncompleted contracts - at year end                              2,170,541                546,781               532,697
Billings in excess of costs and estimated earnings
   on  uncompleted contracts - at year end                                 (6,331)                     -               (66,772)


1998B                                                             Customer 1              Customer 2             Customer 3
-----                                                         -------------------    --------------------    ------------------
Revenues                                                      $        14,735,309     $        5,985,651      $      3,744,421
Accounts receivable - at year end                                         584,252                416,524                37,837
Costs and estimated earnings in excess of billings
    on uncompleted contracts - at year end                              2,117,731                297,137               444,411
Billings in excess of costs and estimated earnings
   on  uncompleted contracts - at year end                                      -                (40,738)             (172,235)


NOTE 13 - SOFTWARE DEVELOPMENT COSTS

Certain software development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for 2000, 1999 and 1998B were $60,999, $271,576, and $180,671, respectively.

During  2000,   1999,  and  1998B,   $1,166,686,   $2,144,253  and   $3,905,349,
respectively, of software development costs for computer software to be sold or otherwise marketed were capitalized. The amortization of costs related to computer software product development held for sale were $2,334,656, $2,332,869, and $950,507 for 2000, 1999, and 1998B, respectively. Capitalized software development costs includes $193,083, $163,465, and $0 of capitalized interest for 2000, 1999 and 1998B, respectively.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes."

The components of the provision for income taxes are as follows:

                                                                  2000                  1999                     1998
                                                           ----------------    ---------------------    --------------------
Current expense (benefit)
     Federal                                               $       1,420       $             - 0 -      $         (444,000)
     State                                                           243                     - 0 -                (154,000)

Deferred tax expense (benefit)
     Federal                                                    (372,324)                (415,000)                 575,000
     State                                                       (27,674)                 (45,000)                 203,000
                                                           ----------------    ---------------------    --------------------
Total provision (benefit) for income taxes                 $    (398,335)      $         (460,000)      $          180,000
                                                           ================    =====================    ====================

The following is a reconciliation of the provisions for income taxes to the expected amounts using the statutory rate:

                                                                                                           For the eleven
                                                                                                               Months
                                                                       For the Years Ended                     ended
                                                                          December 31,                      December 31,
                                                                  2000                   1999                   1998
                                                            -----------------     --------------------   -------------------
Expected statutory amount                                          34.0%                 34.0%                  34.0%
State income taxes                                                  2.5                   3.3                    5.4
Nondeductible meals and entertainment                              (1.7)                 (1.8)                   4.2
Tax penalties                                                      (0.1)                 (0.5)                   2.1
Nondeductible officers life insurance                              (0.1)                 (0.1)                   0.2
Research and experimental credit                                    -                    14.7                  (15.8)
Nondeductible amortization of goodwill                             (8.8)                 (0.5)
Change in valuation allowance                                     (37.7)
Change in valuation allowance attributable to tax
     benefits of stock option exercise                             25.4                   -                        -
Federal income tax recovery from carryback claims                  23.3
Other                                                              (1.0)                 (0.1)                     -
                                                            -----------------     --------------------   -------------------
Actual tax provision                                               35.8%                 49.0%                  30.1%
                                                            =================     ====================   ===================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES (CONTINUED)

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                   December 31,       December 31,
                                       2000               1999
                                ----------------    ---------------
Deferred tax assets
  Accrued vacation and sick pay  $     297,000      $     301,000
  NOL carryforwards                    667,000            813,000
  Tax credit carryforwards             486,000            496,000
  Other                                111,000             58,000
  Accrued Self Insurance               167,000                  -
  Valuation Allowance                 (419,000)                 -
                                ----------------    ---------------
                                 $   1,309,000      $   1,668,000
                                ================    ===============
Deferred tax liabilities
  Depreciation                         (68,000)          (163,000)
  Amortization                      (1,188,000)        (1,651,000)
  Other                                (53,000)           (23,000)
                                ----------------    ---------------
                                 $  (1,309,000)     $  (1,837,000)
                                ================    ===============

In accordance with SFAS No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheets and has established a valuation allowance in the amounts of $419,000 against its net deferred tax assets at December 31, 2000. At December 31, 2000, the Company had net operating loss carryforwards of $1,770,000, of which $410,000 expires in 2018 and $1,360,000 expires in 2019.

In 1999, the Company's deferred tax asset related to the net operating loss carry forward and its paid in capital were both increased by $131,000 as a result of transactions involving stock options.

During 2000, 1999, and 1998B the Company made income tax payments of $10,007, $29,360, and $463,450, respectively.

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

Each plan noted above allows the plan administrator the discretion, to grant stock appreciation rights with each option granted. As of December 31, 2000, no stock appreciation rights had been granted.

At December  31,  2000,  there were  93,756,  67,050,  85,947,  74,008,  40,000,
133,719, and 540,780 additional shares available for grant under Plan 1NQ, Plan 2Q, Plan 3Q, Plan 4Q, Plan 5NQ, Plan 6NQ and the Omnibus Stock Option Plan, respectively. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 2000, 1999, and 1998B, where exercise price equals the market price of the stock on the grant date was $1.61, $2.27 and $1.57, respectively.

The following weighted average assumptions were used:

                                                                                  2000             1999           1998B
                                                                      --------------------------------------------------
         Exercise price equal to market price on grant date
         Expected risk-free interest rate                                        5.85%            5.61%           6.22%
         Expected life in years                                                   7.98             6.72            4.72
         Expected volatility                                                       50%              50%             50%
         Expected dividend yield                                                 0.00%            0.00%           0.00%

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

                                                                                  2000             1999           1998B
                                                                      --------------------------------------------------
         Net income (loss):
         As reported                                                       $  (714,275)    $   (478,665)     $   418,160
         Pro forma                                                         $(1,384,133)    $ (1,580,805)     $  (552,077)
         Earnings (loss) per share- diluted:
         As reported                                                       $     (0.12)    $      (0.11)     $      0.08
         Pro forma                                                         $     (0.24)    $      (0.35)     $     (0.11)

The effect of applying SFAS No. 123 in the calculation of proforma net income is not likely to be representative of the effects on reported net income for future years.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK OPTIONS (CONTINUED)

Stock option activity, during the periods indicated, is as follows:

                                           2000                          1999                            1998B
                             -----------------------------------------------------------------------------------------------
                                               Weighted                        Weighted                         Weighted
                                                Average                         Average                         Average
                                Options     Exercise Price      Options     Exercise Price      Options      Exercise Price
                             -----------------------------------------------------------------------------------------------
Outstanding - beginning of year   2,408,272    $      3.34      2,079,454     $     3.04         726,350      $    2.45
Granted                           1,381,110           2.57        746,005           3.97       1,522,854           3.30
Exercised                          (372,151)          2.49       (128,400)          2.65        (149,050)          2.28
Forfeited                          (765,892)          3.28       (288,787)          3.11         (20,700)          3.35
                             ---------------                ----------------                 ---------------
Outstanding - end of year         2,651,339    $      3.08      2,408,272     $     3.34       2,079,454      $    3.04
                             ===============================================================================================

Exercisable at end of year        1,194,799                     1,761,252                      1,380,594

Weighted-average fair value
of options granted during
the year                          $    1.61                     $    2.27                     $     1.57


The following table summarizes information about stock options outstanding at December 31, 2001.

                                    OPTIONS OUTSTANDING               |   OPTIONS EXERCISABLE
                                            Weighted        Weighted  |                   Weighted
       Range of              Number   Avg. Remaining         Average  |     Number        Average
   Exercise Prices      Outstanding Contractual Life  Exercise Price  |  Exercisable  Exercise Price
----------------------------------------------------------------------|-----------------------------
      $1.25      $2.50      140,000             9.74           $2.02  |        56,250         $2.41
      $2.56      $2.56    1,059,500             9.63           $2.56  |             0         $0.00
      $2.63      $3.44      805,195             3.55           $3.24  |       677,695         $3.26
      $3.56      $4.38      646,644             6.96           $3.94  |       460,854         $3.96
----------------------------------------------------------------------|-----------------------------
      $1.25      $4.38    2,651,339             7.14           $3.08  |     1,194,799         $3.49

NOTE 16 - EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basis and diluted  earnings
(loss) per share:

                                                            2000               1999               1998B
                                                      ------------------ ------------------ ------------------
Numerator:
  Net income (loss) (numerator for basic
     and diluted earnings per share)                       $  (714,275)       $  (478,665)         $  418,160
                                                      ================== ================== ==================
Denominator:
  Denominator for basic earnings per share-
     weighted average  common shares                          5,820,868          4,484,177          4,034,039
  Effect of dilutive securities:
    Convertible preferred stock                                       -                  -            632,041
    Stock options and warrants                                        -                  -            491,451
                                                      ------------------ ------------------ ------------------

  Denominator for diluted earnings per share-
      adjusted weighted average shares                        5,820,868          4,484,177          5,157,531
                                                      ------------------ ------------------ ------------------
Basic earnings (loss) per share                             $    (0.12)        $    (0.11)          $    0.10
                                                      ================== ================== ==================
Diluted earnings (loss) per share                           $    (0.12)        $    (0.11)          $    0.08
                                                      ================== ================== ==================

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EARNINGS (LOSS) PER SHARE (CONTINUED)

In computing diluted Earnings (Loss) per Share ("EPS") for the years ended December 31, 2000 and 1999, 117,095 and 1,005,484 of common share equivalents, respectively were excluded from the computation because their effects would have been antidilutive.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company has outstanding purchase commitments of $1,651,321 as of December 31, 2000. These represent outstanding purchase orders for which neither the item nor invoice has been received.

NOTE 18 - RELATED PARTY TRANSACTIONS

During 2000, 1999, and 1998B Exigent paid $0, $53,152, and $38,603, respectively in fees to directors of Exigent for consulting services.

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


Consideration                                                Allocation of purchase price:
Cash paid                                  $ 2,013,879       Cash and cash equivalents                            $  120,549
Promissory note                              1,000,000       Deferred tax asset                                        9,000
Other current liabilities                      418,304       Accounts receivable                                     353,367
Deferred tax liability                          49,750       Other current assets                                    148,256
Net accrued taxes                               24,607       Property, plant and equipment                            33,106
                                                                                                           ------------------
Acquisition costs                               19,154       Total tangible assets acquired                          664,278
                                  ---------------------
                                                             Goodwill                                              2,861,416
                                                                                                           ------------------

Total purchase price                       $ 3,525,694       Total assets acquired                               $ 3,525,694
                                  =====================                                                    ==================


Intangible Asset                     Assigned Value                       Amortization Period
-----------------                 ---------------------      ----------------------------------------------

Goodwill                                   $ 2,861,416                         10 years

The operating results of GEC have been included in the consolidated results of operations from the date of the acquisition. On a pro forma basis as if the GEC acquisition had taken place at the beginning of 1999, consolidated net revenue, net income (loss), and earnings (loss) per share would have been $41,280,289, ($331,135), and ($0.07) per share, respectively, for the year ended December 31, 1999. On a pro forma basis as if the acquisition had taken place at the beginning of 1998, consolidated net revenue, net income, and earnings per share would have been $35,940,476, $651,232, and $0.13 per share, respectively, for the period ended December 31, 1998. Such pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisition had been effective at the beginning of the 1998 and 1999 fiscal years and are not audited.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Quarterly Financial Information (unaudited)

                                                                                 Quarter ended
                                                  ----------------------------------------------------------------------------
Year ended December 31, 2000                            31-Mar-00          30-Jun-00           30-Sep-00          31-Dec-00
                                                  ------------------  -----------------   ----------------  ------------------
Revenue                                              $   10,309,995       $  8,994,275       $  8,704,022      $   10,192,418
Gross profit                                              2,759,216          1,791,980          1,905,927           2,964,857
Income (loss) before income taxes                         (671,004)           (678,663)          (233,232)            470,289
Net income (loss)                                         (409,313)           (413,984)          (233,232)            342,254
Basic earnings (loss) per share                              (0.08)              (0.07)             (0.04)               0.06
Diluted earnings (loss) per share *                          (0.08)              (0.07)             (0.04)               0.06
Market price per share
     High                                                     7.50                4.75               3.47                2.72
     Low                                                      3.13                1.91               2.00                0.75



                                                                                 Quarter ended
                                                  ----------------------------------------------------------------------------
Year ended December 31, 1999                           31-Mar-99           30-Jun-99           30-Sep-99          31-Dec-99
                                                  ------------------  -----------------   ----------------  ------------------
Revenue                                               $   9,090,881       $  9,199,081       $  9,121,721       $   8,739,595
Gross profit                                              2,392,829          2,337,242          2,493,150             739,954
Income (loss) before income taxes                           256,718             76,543            249,753          (1,521,679)
Net income (loss)                                           154,031             45,926            149,851            (828,473)
Basic earnings (loss) per share                                0.04               0.01               0.03               (0.17)
Diluted earnings (loss) per share *                            0.03               0.01               0.03               (0.17)
Market price per share
     High                                                      7.00               6.50               6.25                4.75
     Low                                                       2.47               3.63               3.25                3.13

* Due to rounding Diluted earnings per share does not tie to the sum of the quarters

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

         The principal accountant's report on the financial statements for the previous three years has not contained an adverse opinion or disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. We have not had any disagreements with our principle accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during its two most recent fiscal years or since then. During our three most recent fiscal years or since then, we have not been advised by our principal accountant: (i) that the internal controls necessary for us to develop reliable financial information do not exist; (ii) that information has come to the accountant's attention that has led the accountant to no longer be able to rely on management's representations or that have made the accountant unwilling to be associated with the financial statements prepared by management; (iii) of the need to expand significantly the scope of its audit, or that information has come to the accountant's attention that if further investigated may materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements covering a period subsequent to the date of the most recent financial statements covered by an audit report or cause the accountant to be unwilling to rely on management's representations or be associated with the Company's financial statements; or
(iv) that information has come to the accountant's attention that the accountant has concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

PART III

Item 10.  Directors and Executive Officers of the Registrant

         "Election  of  Directors"  and  "Section  16(a)  Beneficial   Ownership
Reporting Compliance" in our Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Commission on or before May 1, 2001 (the "2001 Definitive Proxy Statement") are hereby incorporated by reference.

Item 11.  Executive Compensation

         "Compensation  of  Executive  Officers"  and  "Compensation   Committee
Interlocks and Insider Participation" in the 2001 Definitive Proxy Statement are hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         "Principal Stockholders" in the 2001 Definitive Proxy Statement is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

         "Certain Relationships and Related Transactions" in the 2001 Definitive Proxy Statement is hereby incorporated by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)     Financial Statements (See Item 8 of this Report)
           Report of Independent Auditors - February 9, 2000
           Consolidated Balance Sheets - December 31, 2000 and December 31, 1999 Consolidated Statements of Operations - For December 31, 2000, 1999 and for the Eleven Months Ended December 31, 1998 Consolidated Statements of Stockholders' Equity - For December 31, 2000, 1999 and for the Eleven Months Ended December 31, 1998 Consolidated Statements of Cash Flows - For December 31, 2000, 1999 and for the Eleven Months Ended December 31, 1998 Notes to Financial Statements For December 31, 2000, 1999 and for the Eleven Months Ended December 31, 1998
    (2) Financial statement schedules. All schedules have been omitted because they are inapplicable or not material.
    (3)    Exhibits Index

Exhibit Number     Exhibit
--------------     -------

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

2.2                Amendment to Stock Purchase Agreement and Plan of Reorganization (2)

3.1                Second Amended and Restated Certificate of Incorporation of Exigent International,  Inc.
                   (3)

3.2                Amended and Restated Bylaws of Exigent International, Inc. (4)

4                  Form of Rights Agreement between Exigent International,  Inc. and Reliance Trust Company
                   (Rights Agent) dated as of October 27, 1998 (5)

4.1                Amendment  to  Rights   Agreement,   dated  March  2,  2000,  by  and  between   Exigent
                   International, Inc. and Registrar and Transfer Company. (6)

10.1               Contract between  Motorola,  Inc.  Government and Systems  Technology  Group,  Satellite
                   Communications Division and Software Technology, Inc. (7)

10.2               Contract  between Naval Research  Laboratory and Software  Technology,  Inc. dated April
                   30, 1998 (8)

10.3               Subcontract/Purchase  Order between Lockheed-Martin Federal Systems Company and Software
                   Technology, Inc. (9)

10.4               Purchase Orders from Allied Signal Technical Services Corporation (10)

10.5               Lease  Agreement,  dated May 14,  1993,  between  Henderson  Evans,  L.C.  and  Software
                   Technology, Inc. (11)

10.6               Lease  Agreement,  dated March 31,  1997,  between  Henderson  Comet,  L.C. and Software
                   Technology, Inc. (12)

10.7               Agreement of Lease,  dated August 15, 1994,  between  Alexandria South Associates,  L.P.
                   and Software Technology, Inc. (13)

10.8               Addendum  Number One to Agreement of Lease,  dated  September 1, 1998,  between  Hunting
                   Creek, LLC and Software Technology, Inc. (14)

10.9               Incentive Stock Option Plan 1Q (nonqualified) (15)

10.10              Independent Director Stock Option Plan (5NQ) (16)

10.11              Loan  Agreement,  dated December 31, 1998,  between  Software  Technology,  Inc. and the
                   Huntington National Bank (17)

10.12              Unlimited  Continuing  and  Unconditional  Guaranty,  dated  December 31, 1998,  between
                   Exigent International, Inc. and the Huntington National Bank (18)

10.13              Form of Employment Agreement for selected  employees of Exigent International, Inc. (19)

10.14              Incentive Stock Option Plan 3Q (20)

10.15              Incentive Stock Option Plan 4Q (21)

10.16              Stock Option Plan 6NQ (22)

10.17              Deed of Lease  Agreement,  dated  January 3, 2000,  between  Enterprise  Center  Limited
                   Partnership Number Two and Software Technology, Inc. (23)

10.18              Omnibus Stock Option and Incentive Plan (24)

10.19              Employee Stock Purchase Plan (25)

10.20              Agreement  for  Purchase  and Sale of Stock  dated as of  November  19,  1999  among GEC
                   Acquisition  Corporation,  Exigent  International,  Inc., GEC North America Corporation,
                   Roger A. Gilmartin, Deborah M. Bowen and Mark W. Bridges. (26)

10.21              Incentive Stock Option Plan 2Q (27)

10.22              Employment Agreement between Exigent International, Inc. and Bernard R. Smedley (28)

10.23              Exigent International,  Inc. Employee 401(K) Profit Sharing and Employee Stock Ownership
                   Plan as Amended and Restated Effective January 1, 1999

10.24              Exigent  International,  Inc.  Money  Purchase  Pension  Plan and Trust as  Amended  and
                   Restated Effective January 1, 1999

10.25              Employment  Agreement  between Exigent  International,  Inc. and Sally Ball effective on
                   August 18, 2000

10.26              Sublease  Agreement  between  Software  Technology,  Inc. and Raytheon Company under the
                   Office Lease dated August 7, 1992 entered into by  Massachusetts  Mutual Life  Insurance
                   Company

10.27              Sublease  Agreement  between  Software  Technology,  Inc.  and  Ronson  Communication  &
                   Information  Systems,  L.C. under the Office Lease dated August 15, 1994 entered into by
                   Alexandria South Associates, L.P.

10.28              $1M Business Loan  Agreement  between  Exigent  International,  Inc. and The  Huntington
                   National Bank executed on November 7, 2000

10.29              Addendum to $1M Business  Loan  Agreement  Between  Exigent  International,  Inc.and The
                   Huntington National Bank executed on November 7, 2000

10.30              $2M  Business  Loan  Agreement  between  Exigent  Software  Technology,   Inc.  and  The
                   Huntington National Bank executed on November 7, 2000

10.31              Addendum to $2M Business Loan Agreement  Between Exigent Software  Technology,  Inc. and
                   The Huntington National Bank executed on November 7, 2000

21                 Subsidiaries

23.1               Consent of Independent Auditors, Ernst & Young LLP, dated March 23, 2000

27                 Financial Data Schedule



 (1)     Exhibit 2 to the Registration Statement on Form S-1 of Exigent International, Inc., declared effective on
         January 30, 1997.*
 (2)     Exhibit  2(ii)  to  Pre-Effective  Amendment  No.  1 to the  Registration  Statement  on  Form  S-1  of  Exigent
         International, Inc., declared effective on January 30, 1997*
 (3)     Exhibit 3.1 to Form 10-Q filed on September 14, 1998.*
 (4)     Exhibit 3.2 to Form 10-Q filed on September 14, 1998.*
 (5)     Exhibit 4.1 to Form 8-K and to Form 8-A filed November 3, 1998.*
 (6)     Exhibit 4.1 to Form 10-K filed on March 22, 2000.*
 (7)     Exhibit  10(iii)  to  Pre-Effective  Amendment  No. 2 and  Pre-Effective  Amendment  No.  3 to the  Registration
         Statement on Form S-1 of Exigent International, Inc., declared effective on January 30, 1997.*
 (8)     Exhibit 10.17 to Form 10-Q filed June 12, 1998.*
 (9)     Exhibit  10.6  to  Pre-Effective  Amendment  No.  2 to  the  Registration  Statement  on  Form  S-1  of  Exigent
         International, Inc., declared effective on January 30, 1997.*
(10)     Exhibit  10(vi)  to  Pre-Effective  Amendment  No.  1 to the  Registration  Statement  on  Form  S-1 of  Exigent
         International, Inc., declared effective on January 30, 1997.*
(11)     Exhibit 10.8 to Form 10-K filed on April 30, 1998.*
(12)     Exhibit 10.9 to Form 10-K filed on April 30, 1998.*
(13)     Exhibit 10.10 to Form 10-K filed on April 30, 1998.*
(14)     Exhibit 10.10 to Form 10-K filed on March 31, 1999.*
(15)     Exhibit 4 to Form 8-K filed on October 27, 1997 and to Form S-8 filed on October 27, 1997.*
(16)     Exhibit 4 to Form 8-K filed on March 30, 1998 and to Form S-8 filed on April 1, 1998.*
(17)     Exhibit 10.18 to Form 10-K filed on March 31, 1999.*
(18)     Exhibit 10.19 to Form 10-K filed on March 31, 1999.*
(19)     Exhibit 10.25 to Form 10-K filed on March 31, 1999.*
(20)     Exhibit 4 to Form 8-K and to Form S-8 filed on January 2, 1998.*
(21)     Exhibit 4 to Form 8-K and to Form S-8 filed on April 21, 1998.*
(22)     Exhibit 4 to Form 8-K and to Form S-8 filed on May 21, 1998.*
(23)     Exhibit 10.31 to Form 10-K filed on March 22, 2001 *
(24)     Exhibit 99.1 to Proxy Statement filed April 30, 1999.*
(25)     Exhibit 99.2 to Proxy Statement filed April 30, 1999.*
(26)     Exhibit 2.1 to Form 8-K/A filed on December 30, 1999.*
(27)     Exhibit 4 to Form 8-K filed on June 24, 1997.*
(28)     Exhibit 99 to Form 8-K filed on December 28, 2000. *

     *   Incorporated by reference

 (b)     Reports on Form 8-K:

A Current Report on Form 8-K was filed on February 28, 2000 announcing that we had written down the carrying value of certain assets determined to be impaired.

A Current Report on Form 8-K was filed on March 31, 2000 announcing a corporate restructuring.

A Current Report on Form 8-K was filed on July 17, 2000 announcing that Glenn Dennis had been named President of its subsidiary Exigent Solutions Group, Inc.

A Current Report on Form 8-K was filed on November 9, 2000 announcing that our Board of Directors had authorized management to explore strategic alternatives to enhance shareholder value and engaged CIBC World Markets, Inc.

A Current Report on Form 8-K was filed on December 28, 2000 announcing that we had executed a one-year employment agreement with Bernard R. Smedley, to serve as Chairman of the Board, Chief Executive Officer and President effective as of June 13, 2000 which contract runs until July 1, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exigent International, Inc.

March 23, 2001       By:  /s/ B.R. Smedley
--------------           -------------------------------------------------------
Date                     Bernard R. Smedley, Chief Executive Officer


March 23, 2001       By   /s/ Sally Ball
--------------         ---------------------------------------------------------
Date                     Sally Ball, Executive VP, Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 23, 2001       By:  /s/ B.R. Smedley
--------------          --------------------------------------------------------
Date                     Bernard R. Smedley, Director


March 23, 2001       By:  /s/ Arthur H. Collier
--------------          --------------------------------------------------------
Date                     Arthur H. Collier, Director


March 23, 2001       By:  /s/ Robert M. Janowiak
--------------          --------------------------------------------------------
Date                     Robert M. Janowiak, Director


March 23, 2001       By:  /s/ William R. Usher
--------------          --------------------------------------------------------
Date                     William R. Usher, Director


                     By:
                        --------------------------------------------------------
Date                     Stephen S. Wolff, Director


March 23, 2001       By:  /s/ Joseph S. Kraemer
--------------          --------------------------------------------------------
Date                     Joseph S. Kraemer, Director


March 23, 2001       By:  /s/ Gordon J. Comerford
--------------          --------------------------------------------------------
Date                     Gordon J. Comerford, Director