Form 10-Q
period 2001-03-31
EXIGENT INTERNATIONAL INC
filed 2001-05-15
CIK 1015854

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

[X]            FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's common stock, $.01 par value, on March 31, 2001 was 6,044,401.

================================================================================

                           EXIGENT INTERNATIONAL, INC.

                          QUARTER ENDED MARCH 31, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.                                                                              PAGE
                                                                                                                 ----

              Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                                3

              Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000              5

              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000              6

              Notes to Consolidated Financial Statements                                                            7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                9

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK                                               13

PART II - OTHER INFORMATION

ITEM 5.       OTHER INFORMATION.                                                                                   14

ITEM 6.       EXHIBIT AND REPORTS ON FORM 8-K                                                                      14

              Signatures                                                                                           15



PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           EXIGENT INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         March 31, 2001
                                                           (unaudited)           December 31, 2000
                                                         ----------------        ------------------
CURRENT ASSETS
 Cash and cash equivalents                                 $  1,709,735             $  2,026,365
 Accounts receivable, pledged                                 2,067,960                3,054,644
 Costs and estimated earnings in excess of
     billings on uncompleted contracts, pledged               6,325,226                4,424,044
 Prepaid expenses                                               128,740                  115,539
 Income taxes receivable                                         10,359                    8,419
                                                           ------------             ------------
 TOTAL CURRENT ASSETS                                        10,242,020                9,629,011
                                                           ------------             ------------
PROPERTY AND EQUIPMENT
 Cost                                                         6,485,061                6,434,047
 Accumulated depreciation                                    (5,374,386)              (5,212,827)
                                                           ------------             ------------
 PROPERTY AND EQUIPMENT, NET                                  1,110,675                1,221,220
                                                           ------------             ------------
OTHER ASSETS

 Software development costs, net                              2,804,636                3,107,143
 Capitalized patent costs, net                                   69,336                   77,291
 Goodwill, net                                                2,489,280                2,561,068
 Deposits and other assets                                      146,297                  153,659
                                                           ------------             ------------
 TOTAL OTHER ASSETS                                           5,509,549                5,899,161
                                                           ------------             ------------
 TOTAL ASSETS                                              $ 16,862,244             $ 16,749,392
                                                           ============             ============

                             See accompanying notes.

                           EXIGENT INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        MARCH 31, 2001
                                                                                          (unaudited)        DECEMBER 31, 2000
                                                                                       ----------------      ------------------
CURRENT LIABILITIES
 Line of credit                                                                           $        --            $        --
 Accounts payable                                                                             158,638                361,277
 Accrued payroll and other expenses                                                         3,242,066              2,432,508
 Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                               1,708,539              1,639,731
 Income taxes payable                                                                              --                     --
 Current portion, long-term debt                                                               49,618                 41,331
 Current portion, subordinated debt                                                           250,000                250,000
                                                                                          -----------            -----------
 TOTAL CURRENT LIABILITIES                                                                  5,408,861              4,724,847
                                                                                          -----------            -----------
LONG-TERM LIABILITIES
 Long-term debt, less current portion                                                         100,709                119,054
 Subordinated debt, less current portion                                                      437,500                500,000
 Other liabilities                                                                            141,082                131,176
                                                                                          -----------            -----------
 TOTAL LONG-TERM LIABILITIES                                                                  679,291                750,230
                                                                                          -----------            -----------
 TOTAL LIABILITIES                                                                          6,088,152              5,475,077
                                                                                          -----------            -----------
STOCKHOLDERS' EQUITY
 Class A Preferred Shares, $.01 par value, 5,000,000 shares authorized, 15,132 issued and outstanding at March 31, 2001 and December 31, 2000 at $2.50 per
   share liquidation/dissolution preference                                                       151                    151
 Common Shares, $.01 par value, 40,000,000 shares authorized, 6,044,401 and
   6,035,428 issued and outstanding at March 31, 2001 and December 31, 2000,
   respectively                                                                                60,444                 60,354
 Paid in capital                                                                            5,854,426              5,838,362
 Retained earnings                                                                          4,859,071              5,375,448
                                                                                          -----------            -----------
 TOTAL STOCKHOLDERS' EQUITY                                                                10,774,092             11,274,315
                                                                                          -----------            -----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                 $16,862,244            $16,749,392
                                                                                          ===========            ===========



                             See accompanying notes.

                           EXIGENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THE THREE MONTHS ENDED
                                             ----------------------------------------
                                              MARCH 31, 2001          MARCH 31, 2000
                                               (unaudited)             (unaudited)
                                              ------------             ------------
REVENUES                                       $ 8,750,060             $ 10,309,995
COST OF SALES                                    6,417,615                7,550,779
                                               -----------             ------------
GROSS PROFIT                                     2,332,445                2,759,216

GENERAL AND ADMINISTRATIVE EXPENSES              2,750,350                2,872,823

RESEARCH AND DEVELOPMENT COSTS                          --                    7,343
AMORTIZATION OF GOODWILL                            71,788                   71,788

RESTRUCTURING COSTS                                     --                  422,803
                                               -----------             ------------
OPERATING INCOME (LOSS)                           (489,693)                (615,541)
                                               -----------             ------------
OTHER INCOME (EXPENSE)
  Interest income                                   27,148                    1,687
  Interest expense                                 (34,324)                 (58,438)
  Other, net                                       (19,508)                   1,288
                                               -----------             ------------
TOTAL OTHER INCOME (EXPENSE)                       (26,684)                 (55,463)
                                               -----------             ------------
INCOME (LOSS) BEFORE INCOME TAXES                 (516,377)                (671,004)

INCOME TAX EXPENSE (BENEFIT)                             0                 (261,691)
                                               -----------             ------------
NET INCOME (LOSS)                              $  (516,377)            $   (409,313)
                                               ===========             ============
EARNINGS (LOSS) PER SHARE - BASIC              $     (0.09)            $      (0.08)
                                               ===========             ============
EARNINGS (LOSS) PER SHARE - DILUTED            $     (0.09)            $      (0.08)
                                               ===========             ============




                             See accompanying notes.

                           EXIGENT INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     FOR THE THREE MONTHS ENDED
                                                                 --------------------------------------
                                                                  MARCH 31, 2001       MARCH 31, 2000
                                                                   (unaudited)          (unaudited)
                                                                 ---------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $  (516,377)            $  (409,313)
                                                                  -----------             -----------
 Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:

 Depreciation and amortization                                        549,296                 620,291
 Accretion of unearned stock compensation                               3,760                   8,350
 Changes in operating assets and liabilities:
    Accounts receivable                                               986,684              (1,406,969)
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                           (1,901,182)                (73,718)
    Prepaid expenses                                                  (13,201)                 12,869
    Income taxes receivable                                            (1,940)               (291,052)
    Deposits                                                            7,362                 (47,162)
    Accounts payable                                                 (202,639)               (499,411)
    Accrued expenses                                                  809,558                 895,250
    Billings in excess of costs and estimated earnings
       on uncompleted  contracts                                       68,808                 163,247
    Income taxes payable                                                   --                   5,008
    Other liabilities                                                   9,906                      --
                                                                  -----------             -----------
 Total adjustments                                                    316,412                (613,297)
                                                                  -----------             -----------
NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES                    (199,965)             (1,022,610)
                                                                  -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for acquisition of capital assets                          (51,014)                (22,831)
 Cash paid for capitalized software development                            --                (521,070)
 Cash paid for capitalized patent costs                               (5,487)                (25,650)
                                                                   -----------             -----------
NET CASH USED BY INVESTING ACTIVITIES                                 (56,501)               (569,551)
                                                                  -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit                                       --                 259,100
 Principal payments on long-term debt                                 (72,558)             (1,124,553)
 Proceeds from exercise of stock options and warrants                  12,394               2,949,467
                                                                  -----------             -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                      (60,164)              2,084,014
                                                                  -----------             -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (316,630)                491,853
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,026,365                 574,368
                                                                  -----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,709,735             $ 1,066,221
                                                                  ===========             ===========

                             See accompanying notes.

                           EXIGENT INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements for the three month periods ended March 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Exigent International, Inc.'s ("Exigent's" or the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2 - LINE OF CREDIT

Exigent Software Technology, Inc. ("ESTI"), Exigent's primary subsidiary, has a $5,000,000 line of credit available from a bank as of March 31, 2001 and December 31, 2000. The line of credit note bears interest on the unpaid principal balance at a rate per annum equal to the bank's prime rate or LIBOR plus 2.5%. As of March 31, 2001 and December 31, 2000, the outstanding draws against the line were $0 and $0, respectively. All accounts receivable, equipment, furniture and fixtures of ESTI are pledged as collateral on the line of credit. In addition, Exigent had a $1,000,000 line of credit available from a bank as of March 31, 2001 and December 31, 2000. The line bears interest on the unpaid balance inthe same manner as the line mentioned above. As of March 31, 2001 and December 31, 2000 there were no draws on the second line of credit. The investment in short term securities is pledged as collateral against the line of credit.

NOTE 3 - EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings
(loss) per share for the three months ended March 31, 2001 and 2000:


                                                             FOR THE THREE MONTHS ENDED
                                                      ----------------------------------------
                                                        MARCH 31, 2001        MARCH 31, 2000
                                                      ----------------        ----------------
Numerator:
  Net income (loss) (numerator for basic
     and diluted earnings per share)                     $  (516,377)            $  (409,313)

Denominator:
  Denominator for basic earnings per share-
    weighted average common shares                         6,037,671               5,417,135
  Effect of dilutive securities:
    Convertible preferred stock                                   --                      --
    Stock options and warrants                                    --                      --
                                                         -----------             -----------
  Denominator for diluted earnings per share-
      adjusted weighted average shares                     6,037,671               5,417,135
                                                         -----------             -----------
Basic earnings (loss) per share                          $     (0.09)            $     (0.08)
                                                         ===========             ===========
Diluted earnings (loss) per share                        $     (0.09)            $     (0.08)
                                                         ===========             ===========

In computing diluted earnings (loss) per share for the three months ended March 31, 2001 and 2000, 5,269 and 781,055, respectively of common share equivalents were excluded from the computation because their effects would have been antidilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

The consolidated changes in stockholders' equity for the three months ended March 31, 2001 are as follows:


                                      COMMON STOCK      CLASS A PREFERRED
                                  -------------------   ------------------  PAID-IN        RETAINED
                                    SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL        EARNINGS        TOTAL
                                  ---------   -------   ------   -------   -----------    -----------    ------------
BALANCE JANUARY 1, 2001           6,035,428   $60,354   15,132   $   151   $ 5,838,362    $ 5,375,448    $ 11,274,315
Exercise of convertible options
                                      8,973        90       --        --        12,304             --          12,394
Accretion of unearned stock
compensation                             --        --       --        --         3,760             --           3,760
Net loss
                                         --        --       --        --            --       (516,377)       (516,377)
                                  ---------   -------   ------   -------   -----------    -----------    ------------
BALANCE MARCH 31, 2001            6,044,401   $60,444   15,132   $   151   $ 5,854,426    $ 4,859,071    $ 10,774,092
                                  =========   =======   ======   =======   ===========    ===========    ============



NOTE 5 - STOCK OPTIONS

Stock option activity, during the three months ended March 31, 2001, is as follows:

                                                                   WEIGHTED AVERAGE
                                                      OPTIONS       EXERCISE PRICE
                                                  --------------- --------------------
         Outstanding - as of December 31, 2000          2,651,339         $      3.08
         Granted                                           40,000                1.63
         Exercised                                             --                  --
         Forfeited                                         70,042                3.16
                                                  ----------------
         Outstanding - end of period                    2,621,297         $      3.05
                                                  ================ ===================

         Exercisable at end of period                   1,165,069

         Weighted-average fair value of
             options granted during the
             period                                     $    1.63



At March 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.25 to $4.38 and 3.36 years to
9.55 years, respectively, with the weighted averages at $3.05 and 6.94 years.

NOTE 6 - SUBSEQUENT EVENT

On April 2, 2001, the Company entered into an Agreement and Plan of Merger with Harris Corporation, a Delaware corporation ("Harris") and Manatee Merger Corp., a Delaware corporation and a wholly owned subsidiary of Harris ("Manatee") (the "Merger Agreement"). Pursuant to the Merger Agreement, Manatee commenced, on April 17, 2001, an offer to purchase all outstanding shares of the Company's common stock, par value $0.01 per share (including the associated Series B

Junior Preferred Participating Stock Purchase Rights (the "Shares")). The offer is to purchase each Share at a price of $3.55 per Share, net to the seller, in cash (less any required withholding taxes), without interest thereon upon the terms and subject to the conditions set forth in the Offer to Purchase, dated April 17, 2001 (the "Offer to Purchase"), and in the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Offer").

The Merger Agreement provides that, among other things, as soon as practicable following consummation of the Offer and satisfaction of the other conditions set forth in the Merger Agreement and the relevant provisions of the Delaware General Corporation Law, Manatee shall be merged with and into the Company (the "Merger") with the Company (whose name will be changed to Harris-Exigent, Inc.) continuing as the surviving corporation. In the Merger, each outstanding Share (other than those Shares held by the Company or Harris or any of their respective subsidiaries and by stockholders who perfect and do not withdraw or otherwise lose their appraisal rights under Delaware law) will be converted into the right to receive the merger consideration, which will be $3.55 per Share, net to the seller in cash, without interest (less any required withholding taxes), or any other higher price paid in the Offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of (i) the consolidated financial condition as of March 31, 2001 as compared with the fiscal year ended December 31, 2000, and (ii) the consolidated results of operations for the three months ended March 31, 2001 and 2000, of Exigent International, Inc. ("the Company") and its subsidiaries: Exigent Software Technology, Inc. ("ESTI"), Exigent Digital Telecom and Wireless Networks ("EDTWN") and Exigent Solutions Group ("ESG"). This discussion should be read together with Exigent's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

GENERAL. Exigent is a high-technology company with three core business areas: command and control; information technology; and digital wireless communications. In each of these business areas, the Company provides software products and services. The Company, through ESTI, has designed and deployed satellite command and control and telecommunications systems for more than twenty years. We have provided ground control solutions for dozens of commercial and government projects, ranging from a single spacecraft to the largest satellite constellations. As worldwide demand for satellite-based applications has increased, the Company has responded by developing a suite of commercial-off-the-shelf ("COTS") products based on our experience in building such systems. Our engineers also provide system integration support for customers throughout the United States. Our projects include some of the world's largest satellite endeavors, including the Global Positioning Satellite ("GPS") System, as well as numerous proprietary projects.

STI's government business continues at a strong pace with orders coming in from both existing and new customers. The backlog as of March 31, 2001 for commercial and government contracts was $30,511,606, of which $22,177,082 was unfunded.

The Company's information technology ("IT") business unit, ESG, has been organized expressly for exploitation of the IT market in both the commercial and the government markets. The commercial business, as well as IT development work currently being performed at the Naval Research Laboratory ("NRL") are included in the ESG business area.

The Company's wireless business EDTWN is addressing the evolving telecom and software-defined radio market. As a result of our software-defined radio ("SDR") Domain Manager Tool Kit being selected by a Raytheon-lead consortium as the backbone for development of a new generation of digital radio for the U.S. military in the 21st century, we established a special business unit to pursue opportunities in this technology. In addition, the EDTWN business unit is pursuing other opportunities in digital wireless technologies for this rapidly expanding market.

AGREEMENT AND PLAN OF MERGER

See "Note 6. Subsequent Event" for a description of the Company's pending transaction with Harris and Manatee.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000. Sales for the three months ended March 31, 2001 were $8,750,060, compared with $10,309,995 for the three months ended March 31, 2000, a decrease of 15.1%, with the mix of government and commercial sales having remained relatively the same. The decrease in the revenue from Government customers is due largely to the loss of funding on the work associated with the Interim Control Module ("ICM") for NASA which had previously been directed through the Naval Research Laboratory ("NRL"). The decrease associated with the commercial revenue was related to revenue from the advanced engineering work performed on Teledesic which was booked during the same period in FY 2000. The breakdown between government and commercial sales for each of the three-month periods is as follows:

                                           MARCH 31, 2001                           MARCH 31, 2000
                                 -----------------------------------     --------------------------------------
   Government                         $     7,422,958           85%          $      8,692,792              84%
   Commercial                               1,327,102           15%                 1,617,203              16%
                                      ----------------      -------          -----------------     ------------
                                      $     8,750,060          100%          $     10,309,995             100%
                                      ================      ========         =================     ============


The future revenue mix is expected to consist of a higher percentage of commercial sales with the deployment of our new digital wireless product, Domain Manager Tool Kit ("DMTK"), as well as an expected increase in the commercial information technology business.

Cost of sales as a percentage of revenue for the three months ended March 31, 2001, at 73%, was consistent with the percentage for the three months ended March 31, 2000, at 73%. General and administrative ("G&A") expenses for the three months ended March 31, 2001 were $2,822,138, 16% or $545,276 less than expenses of $3,367,414 for the three months ended 2000. This decrease was primarily the result of the one-time, nonrecurring termination charges of $422,803 which were incurred during the three months ended March 31, 2000.

The Company posted a net loss of $516,377 (5.9% of revenue) for the three months ended March 31, 2001 as compared to a net loss of $409,313 (4.0% of revenue) for the three months ended March 31, 2000. This loss in the three months ended March 31, 2001 does not consider any potential tax benefit from the loss.

LIQUIDITY. As of March 31, 2001, Exigent's ratio of current assets to current liabilities decreased to 1.9 from 2.0 at December 31, 2000. This decrease was due largely to an decrease in cash and an increase in accrued payroll reflecting two weeks of payroll at March 31, 2001 versus one week at December 31, 2000. The sources and uses of cash are explained in detail below.

Exigent's cash portfolio (cash and cash equivalents) decreased $316,630 during the three months ended March 31, 2001. The decrease was due to cash used by financing activities of $60,164, cash used in investing activities of $56,501 and cash used in operating activities of $199,965. The decrease in cash from financing activities from December 31, 2000 to March 31, 2001 was primarily the result of payment on long-term debt of $72,558. By comparison, Exigent's cash portfolio increased $491,853 for the three months ended March 31, 2000. That increase was due to cash used by operating activities of $1,022,610, cash used in investing activities of $569,551 and cash provided by financing activities of $2,084,014.

In the three months ended March 31, 2001, Exigent acquired $51,014 of capital assets compared to $22,831 in the three months ended March 31, 2000. Capital needs are expected to continue, with a budget planned for FY 2001 of $250,000, as Exigent intends to remain current with computing technologies.

During the last three fiscal years, the Company made substantial investments in the development of software products. The investments in these products was completed in the fourth quarter of fiscal year 2000. In the three months ended March 31, 2001 and 2000, Exigent spent $0 and $521,070, respectively, in capitalized software development costs primarily related to several products. Although the Company plans some enhancements to the products the investment in capitalized software is expected to remain very low.

The Company reduced long-term and subordinated debt by $72,558 during the three months ended March 31, 2001 to $538,209. Management believes existing cash, funds generated by operations, and the available line of credit will be sufficient to fund Exigent's current operating requirements at least through the fiscal year ending December 31, 2001, however the Company is evaluating strategic alternatives for the future. In April, 2001 the Company entered into a definitive agreement with a company to sell all of the outstanding shares of Exigent. This process is being done through a tender offer and is expected to be completed within the next ninety days. Should the tender process not be successful the Company will proceed with the business plan previously developed which may include some Corporate restructuring and a prioritization of development projects.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

This Quarterly Report on Form 10-Q includes and incorporates forward-looking statements that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts included or incorporated in this report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. Our forward-looking statements relate to matters regarding our management, technology, governmental factors, economic conditions, retention of employees, integration of acquisitions, issues regarding the pending acquisition of the Company by Harris, and our competition. When used herein, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and investors should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in "Risk Factors" and elsewhere. We do not assume any obligation to update any of the forward-looking statements we make.

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

o Our operating results may suffer as a result of our dependence on a limited number of client projects; and

o There can be no assurance that the tender / merger transaction with Harris Corporation will be consummated.

Please refer to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000 that was filed with the Securities and Exchange Commission for a more detailed discussion of these and other factors that could impact future results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

1. Exigent Warrants previously traded on the Chicago Stock Exchange as XNTWS and on the NASDAQ SmallCap as XGNTW. The Warrants expired on January 30, 2000.

2. See "Note 6. Subsequent Event" for a description of the Company's pending transaction with Harris and Manatee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

NUMBER                  EXHIBIT
------                  -------

(b)      The Company's Current Reports on Form 8-K:

On April 10, 2001, the Company filed a Current Report on Form 8-K relating to the following matters: the Company entered into an Agreement and Plan of Merger with Harris Corporation and Manatee Merger Corp.; the Company's Board of Directors approved Amendment No. 2 to Rights Agreement between the Company and Registrar and Transfer Company, as successor rights agent, dated October 27, 1998, as amended; and Harris Corporation and Manatee Merger Corp. entered into a Voting and Tender Agreement with the Company's Chairman of the Board and Chief Executive Officer, Bernard R. Smedley.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Exigent International, Inc.



MAY 15, 2001               By: /s/ B.R. SMEDLEY
------------                   ----------------------------------------------
Date                           B.R. "Bernie" Smedley, Chief Executive Officer

MAY 15, 2001               By: /s/ SALLY BALL
------------                   ----------------------------------------------
Date                           Sally Ball, Chief Financial Officer