Form 10-K/A
period 2000-12-31
EXIGENT INTERNATIONAL INC
filed 2001-05-17
CIK 1015854

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

         As of March 1, 2001, the aggregate market value of the Common Stock of the Registrant (based upon the average closing price of the Common Stock as reported by the Nasdaq SmallCap Market, which was $1.6250) held by non-affiliates of the Registrant was approximately $6,185,998.

         The number of shares outstanding of the registrant's Common Stock on March 1, 2001 was 6,035,428.

                                   PART III


Item 10  DIRECTORS AND EXECUTIVE OFFICERS

                                  DIRECTORS

     The Company's Board of Directors is staggered into three classes. Directors are elected to serve until their respective three year terms have expired and until their successors are elected and shall have qualified. The Merger Agreement provides that, promptly upon the purchase by the Purchaser pursuant to the Offer of such number of the Company's Shares and from time to time thereafter, the Purchaser or Harris will be entitled to designate the Harris Designees to the Board of Directors, as described in "Designees to the Board of Exigent" in this ANNEX A. Biographical information on each current director, including his age follows.

     There is no family relationship between any director or executive officer of the Company.

              NAME                 AGE    CLASS                       POSITION(S)
              ----                 ---    -----                       -----------
Bernard R. Smedley...............  64       II     Chairman of the Board and Chief Executive Officer
Arthur H. Collier................  59       II     Director
Gordon Comerford.................  64        I     Director
Robert M. Janowiak...............  65       II     Director
Joseph S. Kraemer................  56        I     Director
William R. Usher.................  68      III     Director
Stephen S. Wolff.................  68        I     Director

Gordon J. Comerford
Director since 1999
Age 64 Mr. Comerford became a Director of Exigent in 1999. He recently retired from Motorola, where he served as a Senior Vice President since 1989. He joined Motorola's communications sector in 1974 as a Director of Business Management and became a Corporate Vice President in 1980. Mr. Comerford served as a Director and Chairman of the Audit Committee of Iridium LLC from July 1993 until his resignation in October 1999. Prior to joining Motorola, Mr. Comerford was employed by IBM. He is a graduate of Marquette University, where he serves on the President's Council, and holds an MBA from the University of Michigan.

Stephen S. Wolff, Ph.D.
Director since 2000
Age 68 Mr. Wolff began his career in 1962 on the faculty of Electrical Engineering in The Johns Hopkins University, where he taught undergraduate and graduate courses and performed research in system theory and statistical communication theory. From 1972-1986, Mr. Wolff held various positions with the U.S. Army Ballistic Research Laboratory where he worked on artillery system simulation and millimeter--wave radar, and carried out research in robust statistical methods with application to main gun aiming systems for the Abrams tank. In this position, Mr. Wolff also introduced UNIX to the U.S. Army labs and was an early developer of Internet technology. From 1987-1994, Mr. Wolff was employed by the National Science Foundation where he served as Program Director then Division Chief for Networking. Currently Mr. Wolff is Executive Director, Advanced Internet Initiatives, Office of Technology Initiatives for

                         Cisco Systems where he directs Cisco's involvement with Internet2 and the Next Generation Internet in the U.S. and similar programs in other countries; the position also includes responsibility for Cisco's worldwide University Research Program. Mr. Wolff received degrees of BSc in Electrical Engineering from Swarthmore College and MA and PhD in Electrical Engineering from Princeton University; he subsequently held a Fellowship for Postdoctoral study at Imperial College, where he worked with Cohn Cherry and Dennis Gabor.

Joseph S. Kraemer, Ph.D.
Director since 2000
Age 56 Dr. Kraemer currently holds the title of Director at LECG LLC, where he is an equity partner. LECG LLC is a consulting firm that specializes in capital intensive industries undergoing severe structural change. He is an experienced management consultant who works across multiple industries, geographies, and client situations. Dr. Kraemer has assisted numerous companies to enter a variety of telecommunications and high technology markets,.

                         Prior to joining LECG LLC, Dr. Kraemer was Vice President at EDS/A.T. Kearney. Before joining EDS, Dr. Kraemer was a Partner at Deloitte & Touche where he led the Global Telecommunications and Electronic Consulting Services Practice. Earlier in his career, Dr. Kraemer was an investment research advisor for small and medium institutions with Merrill Lynch. Dr. Kraemer also served in the U.S. Army, where he received a Commendation Medal for work done to locate, retrieve and repatriate U.S. POWs captured in the Vietnam War.

                         Dr. Kraemer earned a BS from Georgetown University, an MA from University of Michigan, an MBA, from George Washington University and a Ph.D. from the University of Michigan. Dr. Kraemer also holds the professional titles of Certified Public Accounting (CPA) and Certified Management Consultant (CMC). He serves as an Adjunct Professor at the McDonough School of Business at Georgetown University where he teaches Electronic Commerce Policy and Strategy.

Bernard R. Smedley
Director since 1997
Age 64 Mr. Smedley is currently serving as Chairman, President, Chief Executive Officer and Chief Operating Officer of Exigent and President of STI. From 1994 to 1997, he was President and Chief Executive Officer of AirNet Communications Corporation, an infrastructure products company for Wireless Local Loop, cellular and PCS markets. Prior to taking early retirement from Motorola in 1994, he held several management positions at Motorola. In the 1980's, Mr. Smedley developed the Cellular Infrastructure business from an engineering concept to worldwide leadership with annual sales in the billions. In 1991, he was appointed General Manager of the newly formed Wireless Enterprise Systems (WES). Mr. Smedley continued to innovate and initiated several start-up businesses centered around broadband technology for application, such as wireless PBXs and local loop access with capabilities of high capacity data, video and toll quality voice systems. WES also included other Motorola narrowband initiatives in the hand-held computing and communication service business such as the Motorola Network Interface and General Magic participation and The Envoy hand-held data terminal. In his role as Director of Advanced Radio Networking, Mr. Smedley had the responsibility as a director of Satellite Communications, Inc. for the IRIDIUM project and as Vice-Chairman of the corporate-wide Wireless RF Data Advisory Board, which coordinates all of Motorola's data communications businesses' activities and priorities. Mr. Smedley has a B.A. degree in Engineering from Washington and Jefferson College and a BSEE degree from Carnegie-Mellon University, both of Pennsylvania. He also has attended advanced studies in engineering and marketing at several universities.

Arthur H. Collier
Director since 1998
Age 59 After beginning his career in 1964 as a naval aviator, Mr. Collier served in two squadrons, attended post-graduate school and in 1978 assumed the responsibilities of Space Systems Acquisition Division Director in the Special Systems Program Office, Washington D.C. In 1980 he became the Program Director for the development of aircraft anti-submarine warfare systems at the Naval Air Development Center, Warminster, Pennsylvania. In 1983, Mr. Collier returned to the Special Systems Program Office in Washington, D.C., and became the overall Program Manager with the responsibility for the acquisition, operation and replenishment of a constellation of satellites and the worldwide infrastructure of mission ground stations supporting them. After retirement from the U.S. Navy in 1993, Mr. Collier formed the Advanced Program Development Corporation to provide systems engineering support to the Naval Center for Space Technology, Naval Research Laboratory. Mr. Collier obtained a BS in Engineering from the U.S. Naval Academy, and MS degrees in Management and Aeronautical Engineering, both from the U.S. Naval Post Graduate School.

Robert M. Janowiak
Director since 1997
Age 65 Mr. Janowiak began his career with the IIT Research Institute in January 1958 and became Director of IITRI's Computer and Management Sciences division. He assumed responsibility for organizing an entrepreneurial program for Rockwell International as Vice President/General Manager of Information Products Division in September 1971 and later was promoted to Vice President of worldwide marketing of Rockwell International's Graphic Group. Subsequently, Mr. Janowiak joined Federal Signal Corporation in July 1975 as President of the Signal Group. He is currently Executive Director of the International Engineering Consortium. Mr. Janowiak has authored and collaborated on many research reports including 2021 AD: Visions of the Future and the Telecom Outlook Report and the Telecommunications Outlook Report. He was an adjunct professor of marketing and business policy at the Harold Stuart School of Business Administration, Illinois Institute of Technology. He serves on the Board of Trustees and Directors of several universities and corporations including ArrayComm, Inc. and Conductus, Inc., both publicly held companies. Mr. Janowiak holds a BSEE from University of Illinois, an MSEE from Illinois Institute of Technology, an MBA from University of Chicago, and has completed Stanford University's Executive Program.

William R. Usher
Director since 1999
Age 68 Mr. Usher is Chairman of the Board and Chief Executive Officer of Core Software Technology, Inc., a private company. Core Software provides commercial aerial and satellite imagery and geospatial information to government and commercial customers worldwide via company-developed Internet/Intranet-based systems and services. Mr. Usher served for 31 years in the USAF as a jet fighter pilot, and in a series of increasingly demanding and responsible Air Force and Joint positions, achieving the rank of Major General in 1979. After retirement from the Air Force he joined the Defense Space & Communications Company of Martin Marietta Astronautics in Denver CO, serving for six years primarily as Director of Human Resources and Security in support of the company's classified space business. Following the merger with Lockheed, he moved to Washington, DC and joined Lockheed Martin's Management & Data Systems company for the next six years, with his area of concentration focused on the National and Defense Intelligence, and command and control communities, until he retired from that organization in 1997. He brings to Exigent's Board of Directors an extensive business background coupled with a keen understanding of the requirements of the Company's most demanding clients. Mr. Usher resides in Reston, Virginia. Mr. Usher is a graduate of Yale

                         University (B.A., Economics) and Harvard University (M.B.A., Business Administration).

     During the fiscal year ended December 31, 2000, the Company's Board of Directors met eleven times, including meetings by telephone. No director of the Company attended fewer than 75% of the total number of meetings of the Board held while he was a director and the total number of meetings held by all committees of the Board on which the director served during the time that he served.

     (a) Committees of the Board

     The Board of Directors currently has five standing committees: the Audit Committee, the Compensation Committee, the Nominating Committee, the Intellectual Property Committee and the Investment Committee. The following table presents information related to each directors committee assignments.

              NAME                  AUDIT      COMPENSATION      NOMINATING      IPR      INVESTMENT
              ----                  -----      ------------      ----------      ---      ----------
NON-EMPLOYEE DIRECTORS:
Arthur H. Collier...............                    X                             X
Gordon Comerford................      X*            X                                         X
Robert M. Janowiak..............      X             X                                         X*
William R. Usher................                    X*               X                        X
Stephen S. Wolff................                                                  X*          X
Joseph S. Kraemer...............      X             X                X*

EMPLOYEE DIRECTORS:
B.R. "Bernie" Smedley...........                    X                X                        X

---------------

X = Committee member
*  = Chair

THE AUDIT COMMITTEE

     The Audit Committee's principal functions include reviews of: the audit plans, scope of audit and audit findings of the independent auditors, significant tax and legal matters, and internal controls. Further, it is the responsibility of the Audit Committee to recommend to the Board of Directors the annual appointment of the independent auditors, to review the findings of independent auditors, financial controller and external regulatory agencies and to review the accounting policies used in preparing the financial statements of the Company. The current members include Mr. Comerford (Chairman), Mr. Janowiak and Mr. Kraemer. The Audit Committee met seven times in the fiscal year ended December 31, 2000.

THE COMPENSATION COMMITTEE

     The Compensation Committee's principal function and responsibility is to make recommendations to the Board of Directors as to the Company's compensation plans and programs. The current members include Mr. Usher (Chairman), Mr. Collier, Mr. Janowiak, Mr. Kraemer, Mr. Comerford, and Mr. Smedley. Mr. Smedley participates in recommendations to the Board of Directors for compensation matters relating to all employees other than himself. The Compensation Committee makes recommendations to the full Board of Directors with respect to compensation matters for Mr. Smedley. The Compensation Committee met five times during the fiscal year ended December 31, 2000.

THE NOMINATING COMMITTEE

     The Nominating Committee has the power to nominate such persons, as it may determine, to stand for election to the Board of Directors. The current committee members are Mr. Kraemer (Chairman), Mr. Usher, and Mr. Smedley. The Nominating Committee met three times during the fiscal year ended December 31, 2000.

INTELLECTUAL PROPERTY RIGHTS COMMITTEE

     The Intellectual Property Rights Committee's principal functions include establishing the criteria necessary from time to time for the Company's internal patent disclosure selection process, overseeing the Company's IPR Incentive Program, reporting to the Board of Directors on the status of patents and fostering an atmosphere in the Company to stimulate the creation and presentation of intellectual property. The current members are Mr. Wolff (Chairman) and Mr. Collier. The Intellectual Property Rights Committee did not hold any formal meetings during the fiscal year ended December 31, 2000.

THE INVESTMENT COMMITTEE

     The Investment Committee's principal functions include making recommendations to the Board of Directors, in concert with the Company's management, as to the strategic alignment of the Company, financial advisability of any potential acquisition or merger, and approval and selection of investment bankers to represent the Company. The current members are Mr. Janowiak (Chairman), Mr. Comerford, Mr. Usher, Mr. Wolff and Mr. Smedley. The Investment Committee met three times during 2000.

     On February 21, 2001, the Company's outside directors established, with the full Board's approval, an ad hoc committee to, among other things, work with management to develop and evaluate potential reorganization efforts. The members of the ad hoc committee included: Dr. Kraemer (Chairman), Mr. Usher, Mr. Wolff and Mr. Collier.

     (b) Director Compensation

     The Company's current policy is to pay each outside director who is neither an employee, officer or directly or indirectly a paid consultant to the Company a fee of $1,500 for each regular or special Board of Directors meeting attended, as well as stock options upon his/her election or admission to the Board of Directors. In addition, members of the Company's ad hoc committee were paid for their services at a rate of $1,500 per day. The directors currently eligible to receive such compensation are Messrs. Collier, Comerford, Janowiak, Kraemer, Wolff and Usher. Each of Messrs. Janowiak and Collier received 40,000 non-qualified stock options under the Company's Independent Director Stock Option Plan 5NQ ("Plan 5NQ") upon his election or admission to the Board of Directors, at an exercise price per share equal to the fair market value of the Common Stock on the date of grant, which was $3.3750 on November 20, 1997 and $3.1250 on February 6, 1998, respectively. These options vest at the rate of 2,500 shares per quarter for the 16 quarters following the grant date. Following these option grants, all options available under Plan 5NQ were granted.

     Upon election to the Board of Directors on April 6, 1999, Mr. Usher was granted non-qualified options to purchase 7,500 shares of Common Stock at an exercise price of $3.875 per share. On January 3, 2000, Mr. Usher was granted an additional 10,000 options, at an exercise price of $3.6875. These options were granted pursuant to the Omnibus Stock Option and Incentive Plan. All of Mr. Usher's options to purchase shares are fully vested.

     Mr. Comerford was elected to the Board of Directors on December 7, 1999. On that same date, Mr. Comerford was granted non-qualified options to purchase 10,000 shares of Common Stock, at an exercise price of $3.75. All of Mr. Comerford's options to purchase shares are fully vested. These options were granted pursuant to the Omnibus Stock Option and Incentive Plan.

     Dr. Kraemer and Mr. Wolff were elected to the Board of Directors on June 22, 2000. On that date, they were each granted non-qualified options to purchase 7,500 shares of Common Stock at an exercise price of $2.8125 per share. Each of Dr. Kraemer and Mr. Wolff's options to purchase are fully vested and were granted pursuant to the Omnibus Stock Option and Incentive Plan.

     On January 2, 2001, the following members of the Board of Directors were each granted options to purchase 10,000 shares of Common Stock pursuant to the Omnibus Stock Option and Incentive Plan: Mr. Comerford; Mr. Wolff; Mr. Kraemer; and Mr. Usher.

     The Company reimburses all directors for authorized out-of-pocket expenses. The Company does not currently pay members for attending Committee meetings.

                               EXECUTIVE OFFICERS

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

                                                                                               EMPLOYED
  NAME OF OFFICER               AGE                      POSITION                                SINCE
  ---------------               ---                      --------                           --------------
Bernard R. Smedley...........   64    Chairman of the Board of Directors, Chief Executive        1997
                                      Officer, Chief Operating Officer and President
Sally H. Ball................   43    Chief Financial Officer, Vice President of Finance,        1997
                                      Treasurer & Director for Exigent Software
                                      Technology and Exigent Solutions Group, and Exigent
                                      Digital Telecom and Wireless Networks
Larry W.  Whitfield..........   50    President & Director of Exigent Software Technology        1999
Glenn Dennis.................   41    President & Director of Exigent Solutions Group            2000
William K. Presley...........   53    Senior Vice President and Chief Technical Officer          1983
                                      of Exigent Software Technology
Patricia Frank...............   39    Director of Shareholder Relations, Corporate               1997
                                      Administration & Secretary

     Mr. Smedley became a Director of Exigent on February 7, 1997. On June 11, 1997, he joined Exigent as the Chairman and CEO. Prior to that, Mr. Smedley took early retirement from Motorola, Inc. to become President and Chief Executive Officer of AirNet Communications Corp. (ANCC), an infrastructure products company that he started in 1994 with venture capital companies. Mr. Smedley's business plan included the creation of cellular and PCS systems. Mr. Smedley started his career at Goodyear Aerospace in 1962, and in 1969 became engineering manager for Xerox Data Systems. He then joined Motorola, Inc. in 1976, where he was responsible for developing the Cellular Infrastructure business for Motorola, taking it from an engineering concept to worldwide leadership with annual sales in the billions. Mr. Smedley has a B.A. degree in Engineering from Washington and Jefferson College and a BSEE degree from Carnegie-Mellon University, both of Pennsylvania. He also has attended advanced studies in engineering and marketing at several universities.

     Ms. Ball joined Exigent in 1997 and is currently the CFO. Prior to joining Exigent, Ms. Ball served as the Controller and Contracts Director at Harris Corporation's Electronic Systems Sector and was responsible for overall financial management of the division. She began her career with Harris in 1982 and held increasingly responsible roles in Accounting and Finance for 15 years. Ms. Ball was awarded a BSBA from the University of Kentucky in 1979 and an MBA from the University of Florida in 1981.

     Mr. Whitfield joined Exigent in December 1999 as the President of subsidiary, Exigent Software Technology Inc. Mr. Whitfield came to Exigent from Harris Corporation where he served as Vice President for the Government Communications division, a $200 million business segment. Prior to his work at Harris Corporation, Mr. Whitfield held various program management positions at Lockheed and Tektronix, serving in Air Force, NASA, Navy, and Army programs. He holds a BS degree from California State University, San Jose and is a Santa Clara University MBA candidate.

     Mr. Dennis joined Exigent on July 17, 2000, as President of Exigent Solutions Group (ESG). Mr. Dennis came to Exigent from SoftMed Systems located in Bethesda, MD, where he served as Chief Operating Officer. Prior to his work with SoftMed Systems, Mr. Dennis was General Manager at GE Capital and has also held executive positions at MicroAge, and HEM Solutions. Mr. Dennis attended St. Cloud State University in Minnesota where he studied Business Management and Marketing. He has also completed several GE Management Development courses, in addition to attending Executive Development Programs at the Harvard School of Business.

     William K. Presley is currently serving as Senior Vice President and Chief Technical Officer to subsidiary company, Exigent Software Technology, Inc. ("ESTI"). Mr. Presley previously served as Executive Vice President and Chief Technical Officer of Exigent from 1997 to 1999. He has been employed by ESTI since 1983 in management and executive positions, including Chairman of the Board and Vice President of ESTI from 1987 to 1998.

     Patricia Frank joined Exigent International, Inc. on August 1, 1997, as Assistant to the Chairman and CEO. In September 1997, she was appointed Secretary to Exigent's Board of Directors. Since June 1999, Ms. Frank has served as Secretary to Exigent's subsidiary companies. Ms. Frank oversees the administration of the stock option and the employee stock purchase plan. Prior to joining Exigent, Ms. Frank was Assistant to the CEO and Corporate Secretary of AirNet Communications Corporation (1994 to 1997). Ms. Frank is a member of the American Society of Corporate Secretaries and is working to obtain her Bachelors in Business Administration through the University of Phoenix Online.

Item 11 COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth a summary of all compensation information earned, awarded or paid in the fiscal years ended December 31, 2000, December 31, 1999, and December 31, 1998 ("1998B"), as applicable, to those persons who were at December 31, 2000, the Named Officers.

SUMMARY COMPENSATION TABLE

                                                           ANNUAL                       LONG TERM
                                                        COMPENSATION                   COMPENSATION
                                            -------------------------------------    ----------------
            NAME AND               YEAR     SALARY     BONUS       OTHER ANNUAL      RESTRICTED STOCK
       PRINCIPAL POSITION           (1)     ($)(1)     ($)(1)    COMPENSATION ($)       AWARDS ($)
       ------------------          -----    -------    ------    ----------------    ----------------
Bernard R. Smedley...............   2000    242,378                  124,313(2)              0
  Chairman of the Board, Chief      1999    246,980         0         23,540                 0
  Executive Officer and President  1998B    229,167         0         12,294                 0
Sally H. Ball....................   2000    115,134         0             45(3)              0
  Chief Financial Officer and       1999     99,005         0              0                 0
  Executive Vice President         1998B     82,500     8,000              0                 0
Glenn Dennis.....................   2000    103,942    10,000              0(4)              0
  President of ESG                  1999          0         0              0                 0
                                   1998B          0         0              0                 0
Larry W. Whitfield...............   2000    182,065         0              0                 0
  President of ESTI                 1999     17,788         0              0                 0
                                   1998B          0         0              0                 0
William K. Presley...............   2000    148,987         0         74,750(5)              0
  Senior Vice President             1999    140,254         0         27,696                 0
  Chief Technical Officer of ESTI  1998B    124,014    13,350              0                 0

---------------

(1) Because of the change in the Company's fiscal year in 1998, salary and bonus shown for 1998B cover an 11-month period with a fiscal year ending December 31, 1998; 1999 and 2000 cover a 12-month period with a fiscal year ending December 31.

(2) Includes certain benefits Mr. Smedley receives under his Employment Agreement with the Company, consisting of (a) key-man life insurance policy premiums of $3,614, (b) medical reimbursements of $5,557, and (c) 90% of local yacht club membership dues, or $1,092. The total also includes (d) Red Carpet Club membership $300, and (e) recognition of compensation related to the gain on exercise of non-qualified stock options $113,750.

(3) Includes taxable expense that was reimbursed to Ms. Ball.

(4) Includes $10,000 sign-on bonus as per Mr. Dennis's employment agreement.

(5) Includes compensation related to the gain on exercise of non-qualified stock options.

             OPTION GRANTS IN FISCAL YEAR ENDING DECEMBER 31, 2000

     The following table sets forth information with respect to the stock options granted to the Named Officers during the fiscal year ended December 31, 2000:

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                        NUMBER                                                 ANNUAL RATES OF
                                          OF                                                     STOCK PRICE
                                        SHARES         % OF                                    APPRECIATION FOR
                                      UNDERLYING      TOTAL       EXERCISE                     OPTION TERM (2)
                                       OPTIONS       OPTIONS        PRICE      EXPIRATION    --------------------
                NAME                   GRANTED       GRANTED      ($/SHARE)     DATE (1)        5%         10%
                ----                  ----------    ----------    ---------    ----------    --------    --------
Bernard R. Smedley..................     31,094        2.3%        $2.5000       7/3/10      $ 48,887    $123,889
                                         18,906        1.4%        $2.5000       7/3/10      $ 29,724    $ 75,328
Glenn G. Dennis.....................     25,000        2.7%        $3.1250      7/17/10      $ 49,132    $124,511
                                         96,000        7.0%        $3.1250      7/17/10      $188,668    $478,122
                                          4,000        0.3%        $3.1250      7/17/10      $  7,861    $ 19,922
William K. Presley..................     30,000        2.2%        $2.5625      8/18/10      $ 48,346    $122,519
Sally H. Ball.......................    117,072        8.5%        $2.5625      8/18/10      $188,666    $478,118
                                          2,928        0.2%        $2.5625      8/18/10      $  4,719    $ 11,958
Larry W. Whitfield..................     39,024        2.8%        $2.5625      8/18/10      $ 62,889    $159,373
                                         10,976        0.8%        $2.5625      8/18/10      $ 17,688    $ 44,826

---------------

(1) These options could expire earlier under certain circumstances.

(2) The potential realizable value of the options granted for each of the Named Officers was calculated by multiplying those options by the excess of the assumed market value of Common Stock if the market value were to increase 5% or 10% in each year of the option's 3-year term over the option price shown. This calculation does not take into account any taxes or other expenses that might be owed. Actual values, if any, that an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance that values realized will be at or near the values indicated in the table.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUE

     The following table sets forth certain information for each of the Named Officers relating to the number of options exercised by each of them in fiscal year ending December 31, 2000 and the value of such Named Officers' unexercised options as of December 31, 2000:

                                                                NUMBER OF                  VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS
                          SHARES                           DECEMBER 31, 2000(#)         AT DECEMBER 31, 2000($)(1)
                       ACQUIRED ON        VALUE        ----------------------------    ----------------------------
        NAME           EXERCISE (#)    REALIZED ($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
        ----           ------------    ------------    -----------    -------------    -----------    -------------
Bernard R. Smedley...     74,000         112,625         420,165          12,500             --            --
Glenn G. Dennis......         --              --          25,000         100,000         89,230            --
William K. Presley...     43,000          74,750          24,466          30,000             --            --
Sally H. Ball........         --              --          42,300         120,000             --            --
Larry W. Whitfield...         --              --          50,000         100,000             --            --

---------------

(1) Calculated by determining the difference between the exercise price of the options and $1.6250, the closing price of the Company's Common Stock on December 29, 2000, the last full trading day of the fiscal year.

            EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has entered into employment agreements with certain of its executive officers which will be effected by the Merger. Each of these agreements is described below. For purposes of these employment agreements, a "change in control" is defined as having occurred upon, among other things, the direct or indirect, acquisition of 50% or more of the Company's then outstanding shares of common stock. The consummation of the Offer constitutes a "change in control" under these agreements.

     Whenever the phrase "good reason" is used below, it shall mean, among other things, the assignment to the executive officer of any duties inconsistent in any respect with his/her current position (including status, offices, titles, reporting requirements) authorities, duties, responsibilities with the Company immediately prior to the time at which a change in control occurred, or any other action taken by the Company or any successor which results in a diminution of such position, authority, duties or responsibilities.

     On August 18, 2000, Mr. Smedley executed a one-year employment agreement with the Company (the "Smedley Agreement"). Pursuant to the Smedley Agreement, Mr. Smedley is paid an annual base salary of $ 300,000 and is eligible for a target incentive bonus based on the Company's performance in the form of incentive stock options up to 200,000. Mr. Smedley was also granted options to purchase 50,000 shares of the Company's Common Stock. These stock options vested immediately. The Smedley Agreement provides that if Mr. Smedley is terminated other than for cause or resigns for good reason (as defined) after a change in control, he is entitled to the amount of his annual base salary through the date of termination (to the extent not theretofore paid); any amount of compensation deferred by Mr. Smedley; any accrued vacation pay; reimbursement for the cost of continuing welfare benefits for a period not to exceed eighteen months; provided, however, that he does not become re-employed with another employer and become eligible to receive medical and welfare under another employer provided plan. Under the Smedley Agreement, the Company provides to him, at its expense, a life insurance policy in the amount of $600,000 with the beneficiary designated by Mr. Smedley. Mr. Smedley also receives up to $8,750 of otherwise non-reimbursable medical expenses incurred by Mr. Smedley or his wife, 90% of his annual dues at a local yacht club and reimbursement for all of his business expenses associated with his employment by the Company.

     On August 18, 2000, the Company executed a three-year employment agreement with Sally Ball to serve as its Executive Vice President and Chief Financial Officer (the "Ball Agreement"). Pursuant to the Ball Agreement, Ms. Ball is paid an annual base salary of $125,000 and is eligible for a target incentive bonus up to 40% of her annual base salary. In connection with Ball Agreement, Ms. Ball was granted options to purchase 120,000 shares of Common Stock. Ms. Ball is eligible to participate in the Company's stock option plans and welfare benefit plans and is further entitled to paid vacation and perquisites provided by the Company to employees of similar level. In the event Ms. Ball resigns for good reason (as defined) after a change in control, the Company shall pay to Ms. Ball, in cash, the aggregate amount of: (i) the sum of her annual base salary through the date of termination to the extent not theretofore paid; (ii) any compensation previously deferred; (iii) 1.5 times her annual base salary; (iv) the highest annual incentive bonus that she earned during the five full fiscal years preceding the date of termination; (iv) a monthly amount in cash, for a period of eighteen months, equal to the Company's cost to provide welfare benefits which would have been provided (under certain circumstances); and (v) the cost of reasonable outplacement services.

     On August 18, 2000, the Company executed a three-year employment agreement with Larry Whitfield to serve as President of Exigent Software Technology, Inc. ("ESTI") (the "Whitfield Agreement"). Pursuant to the Whitfield Agreement, Mr. Whitfield is paid an annual base salary of $ 185,000 and is eligible for a target incentive bonus up to 40% of his annual base salary. In connection with the Whitfield Agreement, Mr. Whitfield was granted options to purchase 100,000 shares of the Company's Common Stock. Mr. Whitfield is eligible to participate in the Company's stock option plans and welfare benefit plans and is further entitled to paid vacation and perquisites provided by the Company to employees of similar level. In the event Mr. Whitfield resigns for good reason (as defined) after a change in control, the Company shall pay to him, in cash, the aggregate amount of: (i) the sum of his annual base salary through the date of termination to the extent not theretofore paid; (ii) any compensation previously deferred; (iii) 2.5 times his annual base salary(1); (iv) the highest annual incentive bonus that he earned during the five full fiscal years preceding the date of termination; (iv) a monthly amount in cash,

---------------

(1) This represents the maximum potential amount that could be payable under Mr. Whitfield's employment agreement.

for a period of eighteen months, equal to the Company's cost to provide welfare benefits which would have been provided (under certain circumstances); and (v) the cost of reasonable outplacement services.

     On August 18, 2000, the Company executed a three-year employment agreement with Glenn Dennis to serve as President of Exigent Solutions Group, Inc. ("ESG") (the "Dennis Agreement"). Pursuant to the Dennis Agreement, Mr. Dennis is paid an annual base salary of $ 235,000 and is eligible for a target incentive bonus up to 40% of his annual base salary. In connection with the Dennis Agreement, Mr. Dennis was granted options to purchase 100,000 shares of the Company's Common Stock. Mr. Dennis is eligible to participate in the Company's stock option plans and welfare benefit plans and is further entitled to paid vacation and perquisites provided by the Company to employees of similar level. In the event Mr. Dennis resigns for good reason (as defined) after a change in control, the Company shall pay to him in cash the aggregate amount of: (i) the sum of his annual base salary through the date of termination to the extent not theretofore paid; (ii) any compensation previously deferred; (iii) if such termination occurs: (a) during the first year of employment, Mr. Dennis shall be entitled to receive an amount equal to eighteen months of his annual base salary, (b) during the second year of his employment, Mr. Dennis shall be entitled to receive twelve months of his annual base salary, and (c) during the third year of employment, Mr. Dennis shall be entitled to receive six months of his annual base salary; (iv) the highest annual incentive bonus earned during the five full fiscal years preceding the date of termination; (iv) a monthly amount in cash, for a period of eighteen months, equal to the Company's cost to provide welfare benefits which would have been provided (under certain circumstances); and (v) the cost of reasonable outplacement services.

     On August 18, 2000, the Company executed a two-year agreement with William Presley to serve as Senior Vice President and Chief Technical Officer of ESTI. Mr. Presley's annual base salary is $ 152,975 and he was awarded options to purchase 30,000 shares of Common Stock. If employment is terminated as a result of a merger or acquisition, Mr. Presley will be entitled to severance pay, unless his employment is continued or reinstated by the new organization.

     On August 18, 2000, the Company executed a three-year employment agreement with Patricia Frank to serve as Director of Shareholder Relations, Corporate Administration and Secretary (the "Frank Agreement"). Pursuant to the Frank Agreement, Ms. Frank is paid an annual base salary of $ 67,500 and is eligible for a target incentive bonus up to 30% of her annual base salary. In connection with the Frank Agreement, Ms. Frank was granted options to purchase 60,000 shares of the Company's Common Stock. Ms. Frank is eligible to participate in the Company's stock option plans and welfare benefit plans and is further entitled to paid vacation and perquisites provided by the Company to employees of similar level. In the event Ms. Frank resigns for good reason after a change in control, the Company shall pay to her in cash the aggregate amount of: (i) the sum of her annual base salary through the date of termination to the extent not theretofore paid; (ii) any compensation previously deferred; (iii) 1.5 times her annual base salary; (iv) the highest annual incentive bonus earned during the five full fiscal years preceding the date of termination; (iv) a monthly amount in cash, for a period of eighteen months, equal to the Company's cost to provide welfare benefits which would have been provided (under certain circumstances); and (v) the cost of reasonable outplacement services.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of March 31, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock (each a "Principal Stockholder"), (ii) each of the Company's directors as of March 31, 2001, (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Officers"), and (iv) all Named Officers and directors of the Company as a group. Except as otherwise indicated, all owners have sole voting power and investment power over all shares listed.

                                                                           COMMON STOCK
                                                           --------------------------------------------
                    NAME AND ADDRESS                         AMOUNT AND NATURE OF
                   OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP(1)     PERCENT OF CLASS
                   -------------------                     ------------------------    ----------------
Don F. Riordan, Jr. (18).................................           314,299(2)               5.16%
Daniel J. Stark (19).....................................           566,886(3)               9.36%
Bernard R. Smedley (16)..................................           573,765(4)               9.47%
Sally H. Ball (16).......................................           165,319(5)               2.76%
Glenn Dennis (16)........................................           125,000(6)               2.06%
Larry W. Whitfield (16)..................................           154,954(7)               2.56%
Exigent International, Inc.
Employee 401(k)/Profit Sharing and Employee Stock                 1,426,461                 23.54%
  Ownership Plan ("ESOP")(16)(20)........................
William K. Presley(16)...................................           121,638(8)               2.07%
Arthur H. Collier(16)....................................            40,000(9)                  *
Robert M. Janowiak(16)...................................            40,000(10)                 *
William R. Usher(16).....................................            28,500(11)                 *
Gordon J. Comerford(16)..................................            20,000(12)                 *
Joseph S. Kraemer(16)....................................            17,500(13)                 *
Stephen S. Wolff(16).....................................            19,500(14)                 *
Kern Capital Management, LLC(17).........................           642,010(15)             10.60%
Total Number of Shares owned by Directors and Executive           1,306,176                 21.56%
  Officers as a Group (11 persons).......................

---------------

 *   Less than 1%

 (1) "Beneficial ownership" is a technical term defined by the federal securities laws. A person "beneficially owns" stock not only if he holds it directly, but also if he indirectly (through a relationship, position as a director or officer or trustee, or a contract or understanding) has or shares the power to vote the stock or the power to sell the stock, or has the right to acquire it within 60 days.

 (2) Includes 269,468 shares of Common Stock directly owned and 44,831 shares of Common Stock held in trust by the ESOP. This information related to Mr. Riordan's shareholdings is based solely upon the Company's knowledge as of December 31, 2000.

 (3) Includes 566,886 shares of Common Stock directly owned by Mr. Stark. This information related to Mr. Stark's shareholdings is based solely upon the Company's knowledge as of December 31, 2000.

 (4) Includes 134,100 shares of Common Stock directly owned, 5,000 shares indirectly held in trust by Mr. Smedley and 432,665 shares of Common Stock issuable upon exercise of options held by Mr. Smedley (420,165 options are fully vested and 12,500 vest 15 days prior to the scheduled expiration of the Offer, subject to the consummation of the Offer), and 2,000 shares of Common Stock held in trust by the ESOP.

 (5) Includes 1,093 shares of Common Stock directly owned, 162,500 shares of Common Stock issuable upon exercise of the Options held by Mrs. Ball (42,500 options are fully vested and 120,000 will vest 15 days prior to the scheduled, subject to consummation of the Offer, and 1,726 shares of Common Stock held in trust by the ESOP.

 (6) Includes 125,000 shares of Common Stock issuable upon exercise of options held by Mr. Dennis (25,000 options are fully vested and 100,000 will vest 15 days prior to the scheduled expiration of the Offer, subject to the consummation of the Offer).

 (7) Includes 4,742 shares of Common Stock directly owned, 150,000 shares of Common Stock issuable upon exercise of the Options held by Mr. Whitfield (50,000 options are fully vested and 100,000 will vest 15 days prior to the scheduled expiration of the Offer, subject to the consummation of the Offer), and 212 shares of Common Stock held in trust by the ESOP.

 (8) Includes 15,574 shares of Common Stock directly owned, 54,466 shares of Common Stock issuable pursuant to options (24,666 are fully vested, and 30,000 will vest 15 days prior to the scheduled expiration of the Offer, subject to consummation of the Offer).

 (9) Includes options to purchase 40,000 shares of Common Stock. Of Mr. Collier's options, 30,000 are fully vested and 10,000 will vest on consummation of the Offer.

(10) Includes 10,000 shares of Common Stock directly owned by Mr. Janowiak, and options to purchase 30,000 shares of Common Stock. Of these, 22,500 are fully vested and 7,500 will vest on consummation of the Offer.

(11) Includes 1,000 shares of Common Stock directly owned by Mr. Usher, and options to purchase 27,500 shares. Of these options, 20,000 are fully vested and 7,500 will vest 15 days prior to the scheduled expiration of the Offer, subject to the consummation of the Offer.

(12) Includes options to purchase 20,000 shares of Common Stock. Of Mr. Comerford's options, 12,500 are fully vested, and 7,500 will vest 15 days prior to the scheduled expiration of the Offer, subject to the consummation of the Offer.

(13) Includes options to purchase 17,500 shares of Common Stock. Of Mr. Kraemer's options, 10,000 are fully vested and 7,500 will vest 15 days prior to the scheduled expiration of the Offer, subject to the consummation of the Offer.

(14) Includes 2,000 shares of Common Stock directly owned by Mr. Wolff, and options to purchase 17,500 shares. Of these options, 10,000 shares are fully vested and 7,500 will vest 15 days prior to the scheduled expiration of the Offer, subject to the consummation of the Offer.

(15) This information was derived from a Schedule 13G filed with the Commission. The Company believes, based upon recent information, that this entity sold its position shortly after the Offer was publicly announced.

(16) The business address is in care of Exigent International, Inc., 1830 Penn Street, Melbourne, Florida 32901.

(17) The business address is 114 West 47th Street, Suite 1926, New York, NY
     10036.

(18) Mr. Riordan's address is 414 La Costa Street, Melbourne Beach, FL 32951.

(19) Mr. Stark's address is 5180 Sand Lake Road, Melbourne, FL 32934.

(20) The terms and conditions of the ESOP provide that the decision to tender Shares held by the ESOP in connection with the Offer, will not be passed through to the holders of the Shares within the ESOP. The ESOP provides that the decision to tender Shares will be made by the ESOP committee or under certain limited circumstances by the ESOP trustee. The ESOP committee consists of Sally Ball, the Company's Executive Vice President and Chief Financial Officer, and David Miller, the Company's Vice President of Human Resources. In connection with its evaluation of the Offer, the ESOP committee has retained separate independent counsel as well an outside financial advisor.

     For more information on certain transactions between the Company and any director, any nominee director, any executive officer or any Principal Stockholder, see "Certain Relationships and Related Transactions".

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exigent International, Inc.


May 16, 2001                         /s/ Sally Ball
                                     -----------------------------
                                     Sally Ball
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Executive Officer and Principal
                                            Financial Officer)